Form 10-K
period 2004-12-31
NATIONAL ATLANTIC HOLDINGS CORP
filed 2005-04-27
CIK 946492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Special Financial Report

Pursuant to Section 15d-2 of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2004

Commission file number: 000-51127

NATIONAL ATLANTIC HOLDINGS CORPORATION

(Exact name of Registrant as specified in its charter)

New Jersey	22-3316586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Paragon Way
Freehold, NJ 07728
(732) 665-1100
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share	Nasdaq National Market
(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

(The Registrants only became subject to the Section 15(d) filing requirements on January 27, 2005 pursuant to the filing of a Registration Statement on Form S-1 (File No. 333-117804) that became effective on that date.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

DOCUMENTS INCORPORATED BY REFERENCE

None.

This special financial report is being filed pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended, and contains only certified financial statements as required by Rule 15d-2. This special financial report is filed under cover of the facing sheet of the form appropriate for annual reports of the Registrant as required by Rule 15d-2.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page(s)

Consolidated Financial Statement:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets:
As of December 31, 2004 and 2003	F-3
Consolidated Statements of Income:
For the years ended December 31, 2004, 2003 and 2002	F-4
Consolidated Statements of Comprehensive Income:
For the years ended December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Changes in Stockholders’ Equity:
For the years ended December 31, 2004, 2003 and 2002	F-6
Consolidated Statements of Cash Flows:
For the years ended December 31, 2004, 2003 and 2002	F-7
Notes to Consolidated Financial Statements	F-8
EXHIBIT 31.1
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 31.2
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.1
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.2
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors,

National Atlantic Holdings Corporation and Subsidiaries

      We have audited the accompanying consolidated balance sheets of National Atlantic Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Atlantic Holdings Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 17, 2005

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	2004	2003

Investments: (Note 2)
Fixed maturities available-for-sale (amortized cost at December 31, 2004 and 2003 was $210,636, and $130,799, respectively)	$210,830	$130,410
Short-term investments (cost at December 31, 2004 and 2003 was $13,820 and $31,569, respectively)	13,820	31,569
Equity securities (cost at December 31, 2004 and 2003 was $12,979 and $8,117, respectively)	12,801	8,593

Total investments	237,451	170,572
Cash and cash equivalents	15,542	9,124
Accrued investment income	2,085	1,901
Premiums receivable	31,185	23,219
Reinsurance recoverable on paid and unpaid losses (Note 4)	34,677	26,346
Reinsurance receivable (Note 4)	—	10,050
Prepaid reinsurance	467	1,634
Receivable from Ohio Casualty, a related party (Note 3)	4,350	6,820
Receivable from Sentry (Note 3)	1,250	2,625
Deferred acquisition costs	10,872	9,788
Property and equipment — Net (Note 7)	2,021	1,082
Federal income taxes recoverable	—	2,168
Other assets	7,272	1,419

Total assets	$347,172	$266,748

Liabilities and Stockholders’ Equity:
Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)	$184,283	$134,201
Unearned premiums	64,170	51,813
Accounts payable and accrued expenses	2,900	2,290
Reinsurance payable	4,621	3,260
Deferred revenue from related party (Note 3)	—	9,530
Deferred revenue (Note 3)	—	2,839
Deferred income taxes (Note 6)	11,995	7,999
Federal income taxes payable	1,512	—
State income taxes payable	89	399
Other liabilities	9,763	4,630

Total liabilities	279,333	216,961

Stockholders’ equity:
Common stock, Class A, no par value (4,300,000 shares authorized; 2,747,743 shares issued as of December 31, 2004 and 2003)	3,002	3,002
Common stock, Class B, no par value (4,300,000 shares authorized; 2,194,247 shares issued as of December 31, 2004 and 2003)	28,738	28,258
Retained earnings	35,917	18,470
Accumulated other comprehensive income	182	57

Total stockholders’ equity	67,839	49,787

Total liabilities and stockholders’ equity	$347,172	$266,748

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except earnings per share data)

	For the Years Ended December 31,

	2004	2003	2002

Revenue:
Net earned premiums	$179,667	$143,156	$75,654
Net investment income	7,061	4,258	1,593
Realized gains (losses) on investments — net	1,931	1,373	(55)
Replacement carrier revenue from related party	13,880	13,298	21,683
Replacement carrier revenue from unrelated party	4,089	661	—
Other income	2,044	929	564

Total revenue	208,672	163,675	99,439

Costs and Expenses:
Loss and loss adjustment expenses incurred	134,987	108,123	69,491
Acquisition expenses	39,586	25,547	14,887
Other operating and general expenses	7,765	992	3,605

Total costs and expenses	182,338	134,662	87,983

Income before income taxes	26,334	29,013	11,456
Provision for income taxes	8,886	9,945	2,822

Net Income	$17,448	$19,068	$8,634

Net income per share Common Stock — Basic	$3.53	$4.29	$1.96
Net income per share Common Stock — Diluted	$3.11	$3.77	$1.74

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,

	2004	2003	2002

Net Income	$17,448	$19,068	$8,634
Other comprehensive income — net of tax:
Net holding gains arising during the year	451	63	441
Reclassification adjustment for realized (gains) included in net income	(326)	(354)	(43)

Total other comprehensive (loss) income	125	(291)	398

Comprehensive Income	$17,573	$18,777	$9,032

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the periods ended December 31, 2004, 2003 and 2002
(in thousands, except share data)

	Class A		Class B		Retained	Receivable	Accumulated
	Common Stock		Common Stock		Earnings	for	Other	Total
					(Accumulated	Securities	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Deficit)	Issued	Income (Loss)	Equity

Balance at December 31, 2001	2,792,893	3,055	1,611,597	15,212	(9,232)	(13,000)	(50)	(4,015)
Exchange of Class A for Class B Common Stock	(45,150)	(53)	45,150	53
Issuance of Class B Common Stock						13,000		13,000
Issuance of stock options				706				706
Unamortized deferred compensation				(589)				(589)
Net Income					8,634			8,634
Other comprehensive income							398	398

Balance at December 31, 2002	2,747,743	3,002	1,656,747	15,382	(598)	0	348	18,134
Issuance of Class B Common Stock			537,500	12,457				12,457
Issuance of Stock Options				736				736
Unamortized deferred compensation				(552)				(552)
Amortization of 2002 options				235				235
Net Income					19,068			19,068
Other comprehensive loss							(291)	(291)

Balance at December 31, 2003	2,747,743	3,002	2,194,247	28,258	18,470	0	57	49,787

Amortization of 2002 and 2003 options				480				480
Net Income					17,448			17,448
Other comprehensive income							125	125

Balance at December 31, 2004	2,747,743	$3,002	2,194,247	$28,738	$35,917	0	$182	$67,839

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,448	$19,068	$8,634
Adjustment to reconcile net income to net cash provided (used in) operating activities:
Depreciation and amortization	428	312	285
Amortization of premium/discount on bonds	1,090	837	259
Realized losses (gains) on investment sales	(1,931)	(1,373)	55
Changes in:
Deferred income taxes	3,932	9,487	2,823
Premiums receivable	(7,966)	(1,364)	(12,271)
Reinsurance recoverable	(8,331)	(3,228)	5,998
Reinsurance receivable	10,050	(10,050)	—
Prepaid reinsurance	1,167	321	7,230
Receivable from Ohio Casualty	(2,470)	(53)	(6,767)
Receivable from Sentry	1,375	(2,625)	—
Guarantee fund receivable	—	—	21
Deferred acquisition costs	(1,084)	(1,010)	(6,947)
Accrued interest income	(184)	(1,051)	(678)
Federal income taxes recoverable	2,168	(2,168)	608
Other assets	(5,856)	1,171	(2,449)
Unpaid losses and loss adjustment expenses	50,082	48,729	28,740
Stock options	480	419	117
Accounts payable	610	745	1,364
Deferred revenue from related party	(9,530)	3,614	5,917
Deferred revenue	(2,839)	2,839	—
Unearned premiums	12,357	5,795	29,208
Reinsurance payable	1,361	3,920	(2,324)
Federal income taxes payable	1,512	—	—
State income taxes payable	(310)	394	—
Other liabilities	5,132	532	2,892

Net cash provided by operating activities	73,631	75,266	62,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,367)	(474)	(821)
Purchases of fixed maturity investments	(215,882)	(131,225)	(56,735)
Sales and maturities of fixed income investments	135,410	68,326	4,016
Purchases of equity securities	(21,779)	(14,282)	(1,927)
Sales of equity securities	18,650	7,664	875
Purchases of short-term investments — net	17,755	(26,984)	(556)

Net cash (used in) investing activities	(67,213)	(96,975)	(55,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in notes payable	—	—	(5,683)
Proceeds from issuance of common stock — net	—	12,457	—
Capital allocation to shareholder	—	—	13,000

Net cash provided by financing activities	0	12,457	7,317

Net increase (decrease) in cash	6,418	(9,252)	14,884
Cash and cash equivalents at beginning of period	9,124	18,376	3,492

Cash and cash equivalents at end of period	$15,542	$9,124	$18,376

Cash paid during the year for:
Interest	$—	$3	$389

Income taxes paid (received)	$1,692	$2,227	$(608)

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	Nature of Operations and Significant Accounting Policies

      National Atlantic Holdings Corporation (NAHC) and Subsidiaries (the Company) was incorporated in New Jersey, on July 29, 1994. The Company is a holding company for Proformance Insurance Company (Proformance), its wholly-owned subsidiary. Proformance is domiciled in the State of New Jersey and writes property and casualty insurance, primarily personal auto. NAHC’s initial capitalization was pursuant to private placement offerings. The initial stockholders paid $1.16 per share for 2,812,200 shares of Class A common stock.

      On February 14, 1995 the Board of Directors approved the offering of up to 645,000 shares at $2.33 per share of nonvoting Class B common stock. At the end of 1995, 283,112 shares were issued at $2.33 per share to new agents and at 105% of the net book value to the officers and directors under a one-time stock purchase program. The average per share price for both issuances of this Class B common stock was approximately $2.05 per share. On April 7, 1995, the Certificate of Incorporation was amended to authorize the issuance of up to 4,300,000 shares of nonvoting common stock.

      NAHC also has a controlling interest (80 percent) in Niagara Atlantic Holdings Corporation and Subsidiaries (Niagara), which is a New York corporation. Niagara was incorporated on December 29, 1995. The remaining interest (20 percent) is owned by New York agents. Niagara was established as a holding company in order to execute a surplus debenture and service agreement with Capital Mutual Insurance (CMI). As of June 5, 2000, CMI has gone into liquidation and is under the control of the New York State Insurance Department. CMI is no longer writing new business and therefore neither is Niagara. Niagara had $0 equity value as of December 31, 2004 and 2003. NAHC has no remaining obligations as it relates to the agreement.

      In addition, NAHC has another wholly owned subsidiary, Riverview Professional Services, Inc., which was established in 2002 for the purpose of providing case management and medical cost containment services to Proformance and other unaffiliated clients.

      In December 2001, NAHC established National Atlantic Financial Corporation (NAFC), to offer general financing services to its agents and customers. In November 2003, NAFC established a wholly owned subsidiary, Mayfair Reinsurance Company Limited, for the purpose of assuming reinsurance business as a retrocessionaire from third party reinsurers of Proformance and providing reinsurance services to unaffiliated clients.

      Another wholly owned subsidiary of NAHC is National Atlantic Insurance Agency, Inc. (NAIA), which was incorporated on April 5, 1995. The Company purchased all 1,000 shares of NAIA’s authorized common stock at $1 per share. NAIA obtained its license to operate as an insurance agency in December 1995. The agency commenced operations on March 20, 1996. The primary purpose of this entity is to service any direct business written by Proformance and to provide services to agents and policyholders acquired as part of replacement carrier transactions.

      The significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are as follows:

      Basis of Presentation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) which differ materially from statutory accounting practices prescribed or permitted for insurance companies by regulatory agencies. All significant intercompany transactions and balances have been eliminated.

      Segment Disclosure — We manage and report our business as a single segment based upon several factors. Our insurance subsidiary, Proformance Insurance Company, has historically generated in excess of 90% of our total consolidated revenues and reported profit or loss. In addition, Proformance is our only subsidiary

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which has assets in excess of 10% of the consolidated assets of the Company. Therefore, only Proformance meets any of the quantitative thresholds of a reportable segment. In addition, although Proformance writes both personal line and commercial line business, we consider those operating segments as one operating segment due to the fact that the nature of the products are similar, they share the same distribution system, the nature of the regulatory environment for each line is similar and they follow the same production process in accordance with the requirements of segments that share similar economic characteristics.

      A summary of our consolidated revenues is as follows:

	For the years ended December 31,

	2004	2003	2002

Proformance
Personal lines insurance	$165,681,991	$126,845,351	$66,264,731
Commercial lines insurance	13,984,730	16,310,572	9,389,152
Replacement carrier revenue from related party	13,880,303	13,297,593	21,683,013
Replacement carrier revenue from unrelated party	4,088,889	661,111	—
Riverview
Medical Case Management	4,882,171	3,688,114	644,509
NAIA
Insurance brokerage	4,061,520	2,572,129	1,088,606
Mayfair
Reinsurance	—	—	—
NAHC
Intercompany elimination entries	(8,417,604)	(6,190,977)	(1,716,642)

Subtotal	198,162,000	157,183,893	97,353,369

Investment Income	7,061,161	4,257,672	1,592,878
Net realized investment gains (losses)	1,931,258	1,372,557	(55,219)
Other income	1,517,823	860,379	547,989

Total Revenue	$208,672,242	$163,674,501	$99,439,017

      Use of Estimates — The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates made by management involve the establishment of reserves for losses and loss adjustment expenses. Actual results could differ from those estimates.

      Cash and Cash Equivalents — For purposes of the statements of cash flows, the Company considers short-term investments with an initial maturity of three months or less to be cash equivalents.

      Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization is provided under the straight-line method based upon the following estimated useful lives:

Estimated
Description	Life (Years)

Automobiles	5
Furniture and fixtures	7
Computer software and electronic data equipment	3
Leasehold improvements	*

*	Amortized over the remaining life of the lease from the date placed in service.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Major replacements of, or improvements to, property and equipment are capitalized. Minor replacements, repairs and maintenance are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recorded in operations. The recoverable value of property and equipment assets are evaluated at least annually.

      Investments — Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs, are classified as available-for-sale and are carried at market value. Equity securities, which are classified as available for sale, are also carried at market value. Changes in market value for fixed maturity investments and equity securities are credited or charged to stockholders’ equity as other comprehensive income (loss). Short-term securities are carried at cost, which approximates market value. Market values are based on quoted market prices. For mortgage-backed securities for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized on a prospective basis through yield adjustments. Realized investment gains and losses are recorded on the specific identification method. All security transactions are recorded on a trade date basis.

      The Company considers a number of factors in the evaluation of whether a decline in value is other-than-temporary including: (a) the financial condition and near term prospects of the issuer; (b) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; and (c) the period and degree to which the market value has been below cost. A fixed maturity security is other-than-temporarily impaired if it is probable that the Company will not be able to collect all the amounts due under the security’s contractual terms. Equity investments are considered to be impaired when it becomes apparent that the Company will not recover its cost after considering the severity and duration of the unrealized loss, compared with general market conditions. These adjustments are recorded as realized investment losses.

      Concentration of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk include cash balances and marketable fixed maturity securities. The Company places its temporary cash investments with creditworthy financial institutions. The Company holds bonds and notes issued by the United States government and corporations. By policy, these investments are kept within limits designed to prevent risks caused by concentration. Consequently, as of December 31, 2004, the Company does not believe it has significant concentrations of credit risks. The Company is exposed to a concentration of credit risk with respect to amounts due from reinsurers.

      Deferred Policy Acquisition Costs — Deferred acquisition costs, which consist of commissions and other underwriting expenses, are costs that vary with and are directly related to the underwriting of new policies and are deferred and amortized over the period in which the related premiums are earned. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.

      Amortization of deferred acquisition costs for the years ended December 31, 2004, 2003 and 2002 were $39,585,988, $25,547,188 and $14,887,237, respectively.

      Insurance Liabilities/ Reserves for Losses and Loss Adjustment Expenses — The provision for unpaid losses and loss adjustment expenses includes individual case estimates, principally on the basis of reports received from claim adjusters engaged by the Company, for losses reported prior to the close of the year and estimates with respect to incurred but not reported (IBNR) losses and loss adjustment expenses, net of anticipated salvage and subrogation. The method of making such estimates and for establishing the resulting reserves is continually reviewed and updated, and adjustments resulting therefrom are reflected in current operations. The estimates are determined by management and are based upon industry data relating to loss and loss adjustment expense ratios as well as the Company’s historical data. The unpaid losses and unpaid loss adjustment expenses presented in these financial statements have not been discounted.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      This liability is subject to the impact of changes in claim severity, frequency and other factors which may be outside of the Company’s control. Despite the variability inherent in such estimates, management believes that the liability for unpaid losses and loss adjustment expenses is adequate and represents its best estimate of the ultimate cost of investigating, defending and settling claims. However, the Company’s actual future experience may not conform to the assumptions inherent in the determination of this liability. Accordingly, the ultimate settlement of these losses and the related loss adjustment expenses may vary significantly from the amounts included in the accompanying financial statements.

      Recognition of Premium Revenues — Premiums written or assumed are earned on a daily pro-rata basis over the estimated life of the policy or reinsurance contract. Unearned premiums are established and represent the portion of net premiums which is applicable to the unexpired terms of policies in force.

      Allowance for Doubtful Accounts — The Company creates a reserve for future premium receivables that may become uncollectible. The amount of the reserve is based upon management’s assessment of collectibility in reviewing aging experience.

      Recognition of Replacement Carrier Revenues — Revenue from replacement carrier contracts is recognized pro-rata over the period as the Company completes the obligations under the terms of the agreement, typically the renewal option period of the policyholders ranging from six months to a year, as required pursuant to the terms of the contract. Certain replacement carrier contracts require additional consideration to be paid to the Company based on an evaluation of premiums written to surplus. The calculation is performed and related revenue is recognized as earned annually pursuant to the terms of the contract. See Note 3.

      Accounting for Reinsurance — The Company accounts for reinsurance in conformity with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. This standard requires the Company to report assets and liabilities relating to reinsured contracts gross of the effects of reinsurance. The standard also establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for such contracts.

      The Company contracts with insurance companies, which assume portions of the risk undertaken. The Company remains the primary obligor to the extent any reinsurer is unable to meet its obligations under the existing reinsurance agreements. The reinsurance contracts are accounted for on a basis consistent with that used in the accounting of the direct policies issued by the Company.

      Income Taxes — The Company files a consolidated federal tax return. Under the tax allocation agreement, current federal income tax expense (benefit) is computed on a separate return basis and provides that members shall make payments (receive reimbursements) to the extent that their income (losses and other credit) contributes to (reduces) consolidated federal income tax expense. The member companies are reimbursed for the tax attributes they have generated when utilized in the consolidated return.

      The Company recognizes taxes payable or refundable for the current year, and deferred taxes for the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences between the carrying amounts of assets and liabilities for finance reporting purposes and the amounts used for income tax purposes are expected to reverse.

      Stock Options — The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), in 1996. Under the provisions of SFAS 123,

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expenses for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. In December 2002, the FASB issued SFAS No. 148 which amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has elected to continue using the intrinsic value method (APB No. 25) to account for stock based compensation plans.

      The following table presents the Company’s pro forma net income (loss) for the years ended December 31, 2004, 2003 and 2002, assuming the Company had used the fair value method (SFAS No. 123) to recognize compensation expense with respect to its options:

	Years Ended December 31,

	2004	2003	2002

Net income — as reported	$17,448,050	$19,067,575	$8,633,512
Plus: Compensation expense recorded against income	480,773	419,000	118,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(492,596)	(418,559)	(130,973)

Pro forma net income	$17,436,227	$19,068,016	$8,620,539

Net income per weighted average shareholding
Basic — as reported	$3.53	$4.29	$1.96
Basic — proforma	$3.53	$4.29	$1.96
Diluted — as reported	$3.11	$3.77	$1.74
Diluted — proforma	$3.11	$3.77	$1.74

      The above pro forma information has been determined as if the Company had accounted for its employees’ stock options under the fair value method. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with a volatility factor assumed to be zero percent and the following weighted average assumptions:

	2004	2003	2002

Risk-free interest yield	4.0%	4.0%	4.6%
Dividend yield	0.0%	0.0%	0.0%
Average life	3 Years	3 Years	3 Years

      The weighted average fair value of options granted whose exercise price was equal to the market price of the stock on the date of grant was $0 for each of the years ended December 31, 2004, 2003 and 2002.

      The weighted average fair value of options granted whose exercise price was less than the market price of the stock on the date of grant for the years ended December 31, 2004, 2003 and 2002 was $0, $823,049 and $716,807, respectively. The weighted average exercise price of options granted whose exercise price was less than market price of the stock on the date of grant was $0, $6.14 and $0.60, respectively.

      Option pricing models require the input of highly subjective assumptions. Because the Company’s employee stock has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 16, 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g., stock options and restricted stock) granted to employees. This standard is effective for public companies in interim or annual periods beginning after June 15, 2005. We are currently in the process of assessing the impact that the adoption of this standard will have on our financial statements.

      Retirement Plans — The Company has a contributory savings plan for salaried employees meeting certain service requirements, which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Retirement plan expense for the years ended December 31, 2004, 2003 and 2002 amounted to $235,285, $149,760 and $127,730, respectively.

      Guaranty Fund Assessments — As more fully described in Note 10, New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property-Liability Insurance Guaranty Association (which we refer to as NJPLIGA). Proformance accounts for its participation in the NJPLIGA in accordance with Statement of Position 97-3, the Accounting Treatment For Insurance and Other Enterprises for Insurance Related Assessments. In this regard, Proformance records a liability when writing the premiums, as direct written premiums are the basis for the state assessment and are considered the obligating event that establishes the liability. The percentage of written premium recorded as a liability is equal to the surcharge percentage mandated by the state to be charged to each policy holder. This surcharge percentage is likewise determined based on the relationship between the Company’s direct written premium to that of the industry as a whole as determined by the state. As such, Proformance also records a corresponding receivable from policyholders in recognition of the fact that New Jersey law allows for Proformance to fully recoup amounts assessed through policyholder surcharges. There is no income statement impact because as SOP 97-3 outlines, policyholder surcharges that are required as a pass through to the state regulatory body should be accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.

      Also, as more fully described in Note 10, the Company may be assigned business by the State of New Jersey relating to the Personal Automobile Insurance Plan (PAIP) and the Commercial Automobile Insurance Plan (CAIP). With regard to PAIP, the State of New Jersey allows for the Company to enter into Limited Assignment Distribution (LAD) arrangements whereby for a fee, the Company’s portion of PAIP business is transferred to the LAD carrier such that Proformance has no responsibility for the PAIP business. Proformance records its CAIP liability assignment on its books as assumed business as required by the State of New Jersey.

      The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company’s participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as other operating and general expenses.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments

      The amortized cost and estimated market value of the investment portfolio, classified by category, as of December 31, 2004 are as follows:

	Cost/	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Market Value

Fixed maturities:
U.S. Government, government agencies and authorities	$113,849,983	$167,336	$(229,199)	$113,788,120
State, local government and agencies	47,447,514	471,383	(151,091)	47,767,806
Industrial and miscellaneous	48,235,166	445,482	(520,779)	48,159,869
Mortgage-backed securities	1,103,325	13,733	(2,786)	1,114,272

Total fixed maturities	210,635,988	1,097,934	(903,855)	210,830,067
Other Investments:
Short-term investments	13,820,488	—	—	13,820,488
Equity securities	12,718,656	178,670	(96,790)	12,800,536

Total Investments	$237,175,132	$1,276,604	$(1,000,645)	$237,451,091

      The company has two non-redeemable preferred stocks, issued by the Federal National Mortgage Association and by ABN Amro. The Company currently as 29,800 shares of the Federal National Mortgage Association preferred stock and 500 shares of the ABN Amro preferred stock. The fair market values as of December 31, 2004 are $1,230,740 and $528,128, respectively.

      The amortized cost and estimated market value of the investment portfolio, classified by category, as of December 31, 2003 are as follows:

	Cost/	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Market Value

Fixed maturities:
U.S. Government, government agencies and authorities	$39,633,926	$17,604	$(338,138)	$39,313,392
State, local government and agencies	41,277,531	12,929	—	41,290,460
Industrial and miscellaneous	44,903,263	116,868	(205,222)	44,814,909
Mortgage-Backed securities	4,984,097	6,604	—	4,990,701

Total fixed maturities	130,798,817	154,005	(543,360)	130,409,462
Other Investments:
Short-term investments	31,569,445	—	—	31,569,445
Equity securities	8,117,385	763,737	(288,038)	8,593,084

Total Investments	$170,485,647	$917,742	$(831,398)	$170,571,991

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair values of available-for-sale securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Estimated
Fair Value

Due in one year or less	$10,446,656
Due in one year through five years	64,609,795
Due in five years through ten years	62,251,714
Due in ten through twenty years	71,127,928
Due in over twenty years	1,279,701
Mortgage-Backed securities	1,114,273

Total	$210,830,067

      For the years ended December 31, 2004 and 2003, the Company held no investments that were below investment grade or not rated by an independent rating agency.

      The Company has placed securities on deposit having a fair value of $200,000 and $208,724 at December 31, 2004 and 2003, respectively, in order to comply with New Jersey state insurance regulatory requirements.

      Proceeds from sales of fixed maturity and equity securities and gross realized gains and losses on sales as well as other-than-temporary impairment charges for the years ended December 31, 2004, 2003 and 2002 are shown below:

	For the Years Ended December 31,

	2004	2003	2002

Proceeds	$154,060,505	$75,990,136	$4,890,603
Gross realized gains	2,605,208	1,802,770	23,174
Gross realized losses	(673,950)	(430,213)	(78,393)

      There was one security of $260,515 that was considered to be other-than-temporarily impaired as of December 31, 2004. No other-than-temporary impairments were recognized for the years ended December 31, 2003 and 2002, respectively.

      The components of net investment income earned were as follows:

	For the Years Ended December 31,

	2004	2003	2002

Investment income:
Interest income	$6,651,242	$4,199,917	$1,675,194
Dividend income	539,105	312,545	38,622

Investment income	7,190,347	4,512,462	1,713,816
Investment expenses	(129,187)	(254,790)	(120,938)

Net investment income	$7,061,160	$4,257,672	$1,592,878

      Adoption of New Accounting Pronouncements — Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments. Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities, which are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the holdings in an unrealized loss position in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary. In September 2004, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position Emerging Issues Task Force Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FASB Staff Position to consider whether further application guidance is necessary for securities analyzed for impairment under EITF 03-1. We continue to assess the potential impact that the adoption of the proposed FASB Staff Position could have on our financial statements.

      There are two equity and preferred securities having an unrealized loss of $47,799, a fair value of $436,220 and an amortized cost of $484,019 as of December 31, 2004 which have been in a continuous unrealized loss position for less than six months.

      There is one equity and preferred security having an unrealized loss of $33,619, a fair value of $296,560 and an amortized cost of $330,179 as of December 31, 2004 which has been in a continuous unrealized loss position between six and twelve months.

      There is one preferred security having an unrealized loss of $15,372, a fair value of $528,128 and an amortized cost of $543,500 as of December 31, 2004 which has been in a continuous unrealized loss position for greater than twelve months.

      There are 112 fixed maturity securities having an unrealized loss of $310,972, a fair value of $74,296,481 and an amortized cost of $74,607,453 as of December 31, 2004 which have been in a continuous unrealized loss position for less than six months.

      There are 12 fixed maturity securities having an unrealized loss of $17,363, a fair value of $2,180,861 and an amortized cost of $2,198,224 as of December 31, 2004 which have been in a continuous unrealized loss position between 6 and 12 months.

      There are 19 fixed maturity securities having an unrealized loss of $575,520, a fair value of $14,626,924 and an amortized cost of $15,202,444 as of December 31, 2004 which have been in a continuous unrealized loss position for greater than 12 months.

      The fixed income securities in an unrealized loss position are above investment grade securities with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of the ongoing security monitoring process by the Company’s investment manager and investment committee, it was concluded that there was one security that was considered to be other-than-temporarily impaired as of December 31, 2004. It is management’s position with the committee’s confirmation that the securities that are temporarily impaired are of quality and continue to pay in accordance with their contractual terms with the expectation that they will continue to do so.

      The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,

	2004	2003	2002

Fixed Maturities:
Balance at January 1,	$(256,974)	$456,973	$(7,207)
Unrealized investment gains (losses) during the year	583,434	(1,081,738)	703,303
Deferred income taxes	(198,368)	367,791	(239,123)

Balance at December 31,	128,092	$(256,974)	$456,973

Net change in unrealized investment gains (losses)	385,066	$(713,947)	$464,180

Equity Securities:
Balance at January 1,	$313,961	$(109,109)	$(42,437)
Unrealized investment gains (losses) during the year	(393,819)	641,015	(99,988)
Deferred income taxes	133,898	(217,945)	33,316

Balance at December 31,	54,040	$313,961	$(109,109)

Net change in unrealized investment gains (losses)	(259,921)	$423,070	$(66,672)

      Net realized gains (losses) were as follows:

	Years Ended December 31,

	2004	2003	2002

Fixed maturities	$2,605,208	$1,546,459	$592
Equity Securities	(673,950)	(173,902)	(55,811)

	$1,931,258	$1,372,557	$(55,219)

3.	Replacement Carrier Transactions

Ohio Casualty

      On December 18, 2001 the Company entered into a replacement carrier agreement with Ohio Casualty Insurance Company (OCIC) and Ohio Casualty of New Jersey, Inc. (OCNJ) pursuant to which OCNJ would transfer to Proformance the obligation to offer renewals for all of OCNJ’s New Jersey private passenger automobile business, effective March 18, 2002. In accordance with the agreement, OCNJ ceased issuing private passenger automobile policies in the State of New Jersey. As part of the withdrawal, Proformance became the replacement carrier for OCNJ, providing OCNJ’s policyholders with a guaranteed option to renew their policies over a twelve month period. OCNJ retains all rights and responsibilities related to policies issued by OCNJ and is responsible to issue any endorsements in the ordinary course of business prior to the renewal date. Under the terms of the contract, the offers of renewal are processed over a twelve month period. As part of the transaction, OCNJ paid Proformance $41,100,000, of which $500,000 was paid at the contract date and $40,600,000 was paid in twelve equal monthly installments of $3,833,333, with the first payment due on March 18, 2002.

      In connection with this transaction, OCIC acquired a 19.71 percent interest (at the time of the transaction) in the Company by purchasing 867,955 shares of Class B nonvoting common stock. The Company valued the stock issued as part of the transaction at $13,500,000, based on a valuation performed for the Company as of January 1, 2002. The remaining $27,600,000 was earned evenly as replacement carrier revenue over the twelve month period beginning on March 18, 2002, consistent with the terms of the contract.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, as part of the agreement, there is also a provisional amount due to the Company pursuant to which OCNJ will pay to the Company up to $15,600,000 of additional consideration as necessary to reduce the premium-to-surplus ratio to 2.5 to 1 on the renewal business for a three year period based on calculations performed at each calendar year-end. As the additional consideration depends on factors that do not exist or are not measurable at the inception of the agreement they are considered contingent and the additional consideration is recognized as actual results reflect a premium-to-surplus ratio of greater than 2.5 to 1.

      With respect to our replacement carrier transaction with OCIC and OCNJ, on February 22, 2005 Proformance notified OCNJ that OCNJ owed Proformance $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ has until May 15, 2005 to make payment to us. Subsequent to the notification provided to OCIC and OCNJ, we have had several discussions with OCIC relating to certain components to the underlying calculation which supports the amount owed to Proformance for the 2004 year. As part of these discussions, which are ongoing as of the date of this prospectus, OCIC has requested additional supporting documentation, and has initially raised issues with respect to approximately $2 million of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of NJAIRE assessments, or a total of $3,412,000, allocated to OCNJ. We have recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 currently under discussion with OCIC) as replacement carrier revenue from related party in our consolidated statement of income for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because that is management’s best estimate of the amount for which we believe collectibility is reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management’s estimates and judgment and thus more susceptible to challenge by OCIC. In addition, management cannot be certain that OCIC will not raise any additional issues beyond those of which we are presently aware and have itemized herein. OCNJ has until May 15, 2005 to make payment to us and may prior to that date raise additional issues and dispute other amounts. We also note our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed Proformance approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and the fact that we have not yet reached final agreement with OCIC and OCNJ and they may raise additional issues until May 15, 2005, and our experience from 2003, management’s best estimate of the amount for 2004 for which we believe collectibility from OCIC is reasonably assured is $4,350,000.

      For the years ended December 31, 2004, 2003 and 2002, the Company recognized additional consideration of $4,350,000, $6,820,000 and $0, respectively, as replacement carrier revenue in accordance with the terms of the contract.

      As of December 31, 2004 and 2003, amounts due from OCNJ relating to the transaction amounted to $4,350,000 and $6,820,000, respectively. Deferred revenue relating to the contract was $0 as of each of December 31, 2004 and 2003.

Metropolitan Property and Casualty Insurance Company

      On September 2, 2003, the Company entered into a replacement carrier agreement with Metropolitan Property and Casualty Insurance Company (Met) pursuant to which Met would transfer to Proformance the obligation to offer renewals for all of Met’s New Jersey personal lines business, effective December 22,

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003. In accordance with the agreement, Met ceased issuing new personal lines policies in the State of New Jersey. As part of the withdrawal, Proformance became the replacement carrier for Met, providing Met’s policyholders with a guaranteed option to renew their policies over a six month period. As part of the transaction, Met was required to pay Proformance consideration of $10,090,909 and purchase 430,000 shares of class B nonvoting stock for $10,000,000, which represented a 9% interest at the time of the transaction, based upon the Company’s valuation. The Company recognized $560,606 as replacement carrier revenue from a related party for the year ended December 31, 2003. The remaining $9,530,303 was recorded as deferred revenue at December 31, 2003 and was fully earned during the year ended December 31, 2004.

Sentry Insurance Company

      The Company entered into a replacement carrier agreement on March 14, 2003 with Sentry Insurance Mutual Company (Sentry) pursuant to which Sentry would transfer to Proformance the obligation to offer renewals for all of Sentry’s New Jersey personal lines business, effective October 24, 2003. In accordance with the agreement, Sentry ceased issuing new personal lines policies in the State of New Jersey. As part of the withdrawal, Proformance became the replacement carrier for Sentry, providing Sentry’s policyholders with a guaranteed option to renew their policies over a twelve month period. As part of the transaction, Sentry was required to pay the Company $3,500,000 in four equal quarterly installments of $875,000 with the first payment on October 24, 2003. At December 31, 2003 amounts due from Sentry relating to the transaction amounted to $2,625,000. The Company recognized $661,111 in replacement carrier revenue for the year ended December 31, 2003. In addition, deferred revenue relating to the contract amounted to $2,838,889 at December 31, 2003.

      In addition, as part of the agreement, there is also a provisional amount due to the Company pursuant to which Sentry will pay to the Company up to $1,250,000 of additional consideration as necessary to reduce the premium-to-surplus ratio to 2.5 to 1 on the renewal business for a three year period based on calculations preformed at each calendar year-end. As the additional consideration depends on factors that do not exist or are not measurable at the inception of the agreement they are considered contingent and the additional consideration is recognized as actual results reflect a premium-to-surplus ratio of greater than 2.5 to 1. For the years ended December 31, 2004 and 2003, the Company recognized additional consideration of $1,250,000 and $0, respectively, as replacement carrier revenue in accordance with the terms of the contract. At December 31, 2004 the amount due from Sentry relating to the transaction was $1,250,000. On February 22, 2005 Proformance notified Sentry that Sentry owed Proformance $1,250,000 for the 2004 year in connection with the requirements that a premium-to-surplus ratio of 2.5 to 1 be maintained on the Sentry Renewal business, as discussed more fully in “Business — Recent Transactions — Sentry Insurance Replacement Carrier Transaction.” Pursuant to our agreement Sentry has until May 15, 2005 to make payment to us. Management’s best estimate of the amount owed to Proformance is $1,250,000 for the 2004 year and as such we have recorded $1,250,000 of Replacement Carrier Revenue from unrelated party in our consolidated statement of income for the year ended December 31, 2004. The Company recognized $4,088,889 in replacement carrier revenue for the year ended December 31, 2004. Deferred revenue relating to the contract was $0 at December 31, 2004.

4.	Reinsurance Activity

      In the ordinary course of business, the Company reinsures certain risks with other companies. Such arrangements serve to limit the Company’s maximum loss from catastrophes, large risks and unusually hazardous risks. To the extent that any reinsuring company is unable to meet its obligations, the Company would be liable for its respective participation in such defaulted amounts. The Company does not require or hold any collateral to secure the amounts recoverable. In addition the Company does not have any reinsurance treaties with retroactive adjustments or contingent commissions.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the years ended December 31, 2004, 2003 and 2002, the Company reinsured its business through various excess of loss reinsurance agreements and catastrophe reinsurance agreements. The various excess of loss agreements provide protection for losses and loss adjustment expenses in excess of $250,000 per occurrence. Effective on July 1, 2003, the Company entered into a Multiple Line Loss Ratio Excess of Loss treaty. Under the terms of the treaty the Company retained the risk up to an ultimate net loss ratio of 80 percent of subject written premiums in force for the one six month term of the contract. The reinsurer assumes the risk for 11 percent of subject premiums in excess of 80 percent up to a maximum of $15,000,000. Any losses exceeding the reinsurers liability remains the liability of the company.

      Under the terms of the contract, the Company was entitled to an experience rating adjustment based on reinsurance premiums paid net of ceding commissions and reinsurers margin, determined by a specific formula outline in the contract. The ceding enterprise should recognize an asset and the assuming enterprise should recognize a liability to the extent that any cash (or other consideration) would be payable from the assuming enterprise to the ceding enterprise based on experience to date under the contract. The Company commuted the contract effective December 31, 2003. In connection with the terms of the contract, which contained specific provisions to calculate amounts due to the ceding carrier, if any, upon commutation of the contract, the Company determined the reinsurer owed the Company $10,050,000 as of the date of the commutation. Accordingly, as of December 31, 2003, the Company accrued for a reinsurance receivable which was received on May 28, 2004 in the amount of $10,050,000 which represented a return of the premium ceded pursuant to this contract. The Company recorded this amount as a reinsurance receivable to accommodate this specific transaction and distinguish it from reinsurance recoverables that the Company uses to record reinsurance transactions, as part of its ongoing reinsurance activities. In connection with this commutation, the Company recognized the amounts received as a decrease in ceded written premium of $10,050,000.

      A summary of reinsurance transactions is as follows:

	For the years ended December 31,

	2004		2003		2002

	Written	Earned	Written	Earned	Written	Earned

Direct	$207,320,350	$195,070,774	$163,178,887	$158,409,998	$114,624,256	$85,418,626
Assumed	3,375,295	3,266,956	2,719,644	1,693,591	2,546,694	2,544,625

Gross	210,695,645	198,337,730	165,898,531	160,103,589	117,170,950	87,963,251
Ceded	(17,503,411)	(18,671,009)	(18,853,811)	(16,947,666)	(6,545,149)	(12,309,368)

Net	$193,192,234	$179,666,721	$147,044,720	$143,155,923	$110,625,801	$75,653,883

      Reinsurance assumed relates to mandated premiums from the New Jersey Commercial Automobile Insurance Plan which we refer to as CAIP.

      The Company reported reinsurance recoverables on paid losses and loss adjustment expenses of $9,740,821, $5,016,795 and $3,687,466 at December 31, 2004, 2003 and 2002, respectively.

      The Company also reported reinsurance recoverables on unpaid losses and loss adjustment expenses of approximately $24,936,000, $21,329,000 and $19,430,695 at December 31, 2004, 2003 and 2002, respectively.

      Incurred losses and loss adjustment expenses ceded to reinsurers totaled $14,549,000, $16,822,000 and $16,172,000 at December 31, 2004, 2003 and 2002, respectively.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reinsurance recoverables on ceded paid and unpaid losses, loss adjustment expenses and ceded unearned premiums and reinsurance receivable from individual reinsurers in excess of 3 percent of the Company’s equity were as follows (in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Gerling Global Reinsurance Corp. of America	$—	$—	$7,087
Scor Reinsurance Company	9,595	8,176	5,600
American Reinsurance	3,989	9,169	4,772
Odyssey America Reinsurance	7,886	14,772	11,652

      In 2002, the Company commuted an aggregate stop loss treaty with Odyssey American Reinsurance. The commutation was initiated and accrued for in December 2002 and the return premium was received on March 7, 2003 in the amount of $3,379,500. The commutation was recognized as a decrease in ceded premium. The Company recorded a net loss of $518,000 in connection with this transaction.

      In 2003, the Company commuted all treaties held with Gerling Global Reinsurance Corporation (Gerling), due to credit downgrades and the financial deterioration of Gerling. In March 2003, The Company received $6,200,000 from Gerling in full settlement of their liability. The Company recognized the amount received as a reduction of reinsurance recoverables, ceded loss and loss adjustment expense reserves in the amount of $2,047,612, $3,805,535 and $346,853, respectively (thereby increasing net losses and loss adjustment expenses incurred) in the current year. The Company also decreased its net loss and loss adjustment expenses paid (thereby increasing net losses and loss adjustment expenses incurred) to recognize the effect of releasing Gerling from its obligations under the treaties. The Company recorded a net loss of $235,999 on the transaction.

      On January 1, 2004, Proformance entered into a Commercial and Personal Excess Liability Excess of Loss Reinsurance Contract with Odyssey America Reinsurance Corporation (“OdysseyRe”). Under the terms of this contract, Proformance ceded $5,555,556 of written premiums to OdysseyRe as of December 31, 2004. On January 1, 2004, Mayfair entered into a reinsurance agreement with OdysseyRe whereby Mayfair would accept 100% of OdysseyRe’s share in the interests and liabilities under the contract issued to Proformance. Total assumed written premiums under this contract was $5,000,000 as of December 31, 2004.

      On December 31, 2004, Proformance commuted the Commercial and Personal Excess Liability Excess of Loss Reinsurance Contract with OdysseyRe. The commutation was initiated and accrued for in December 2004 and the return premium was received on January 21, 2005 in the amount of $4,750,000. The transaction was recorded as a decrease in ceded written premiums in the amount of $5,555,556 and a decrease in ceded commissions of $555,556. Proformance recognized a loss of $250,000 in connection with this transaction. On December 31, 2004, the reinsurance agreement between OdysseyRe and Mayfair was commuted. The transaction was recorded as a decrease in assumed written premiums in the amount of $5,000,000.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Reserves for Losses and Loss Adjustment Expenses

      The changes in unpaid losses and loss adjustment expenses are summarized as follows (000’s omitted):

	For the Years Ended December 31,

	2004	2003	2002

Balance as of beginning of period	$134,201	$85,472	$56,732
Less reinsurance recoverable on unpaid losses	(21,329)	(19,431)	(26,718)

Net balance as of beginning of period	112,872	66,041	30,014

Incurred related to:
Current period	135,659	108,047	60,861
Prior period	(672)	76	8,630

Total incurred	134,987	108,123	69,491

Paid related to:
Current period	44,899	37,594	20,114
Prior period	43,613	23,698	13,350

Total paid	88,512	61,292	33,464

Net balance as of end of period	159,347	112,872	66,041
Plus reinsurance recoverable on unpaid losses	24,936	21,329	19,431

Balance as of end of period	$184,283	$134,201	$85,472

      As a result of changes in estimates of insured events in prior years, incurred losses in prior years increased by approximately $76,000 in 2003 and $8,630,000 in 2002 because of higher than anticipated losses on the private passenger automobile, automobile physical damage and commercial automobile liability, as well as reserve strengthening during 2002 and 2001. The incurred losses related to prior years of $76,000 in 2003 included the previously discussed, Gerling commutation loss of $235,999 which was offset by favorable loss development on prior accident year reserves. For the year ended December 31, 2004, we reduced reserves for prior years by $672,000 due to the fact that the actual loss experience observed during the period, especially during the fourth quarter of 2004, was slightly lower than expected due to a reduction in the frequency of claims reported during the fourth quarter of 2004.

      Environmental Reserves — The Company’s exposure to environmental claims arises solely from the sale of Homeowners policies. The exposure to environmental claims which may also be referred to as “pollution,” “hazardous waste,” or “environmental impairment liability” was due to leakage of underground fuel storage tanks, which contaminated the surrounding soil and ground water.

      The Company establishes full case reserves for all reported environmental claims. Reserves for losses incurred but not reported (IBNR) include a provision for development of reserves on reported losses. The Company’s IBNR reserves are established based on a review of a number of actuarial analyses.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table balance represents the loss activity related to environmental exposures for the periods ended December 31, 2004, 2003 and 2002 (000’s omitted):

	2004	2003	2002

Environmental, Gross of Reinsurance
Beginning Reserves — including case, bulk and IBNR, and LAE	$743	$650	$471
Losses and LAE incurred	888	186	699
Calendar year payments for losses and LAE	739	93	520
Ending reserves — including case, bulk and IBNR, and LAE	892	743	650
Environmental, net of reinsurance
Beginning Reserves — including case, bulk and IBNR, and LAE	$454	$381	$114
Losses and LAE incurred	705	146	439
Calendar year payments for losses and LAE	525	73	171
Ending reserves — including case, bulk and IBNR, and LAE	634	454	381

6.	Income Taxes

      The Company and its subsidiaries file a consolidated Federal income tax return.

      The components of the provision (benefit) for income taxes on income for the years ended December 31, 2004, 2003 and 2002 are as follows:

	For the Years Ended December 31,

	2004	2003	2002

Taxes on income before income taxes:
Current taxes	$4,953,669	$457,640	$—
Deferred taxes	3,932,128	9,487,562	2,822,353

Total	$8,885,797	$9,945,202	$2,822,353

      The components of deferred tax assets and deferred tax liabilities are as follows as of December 31, 2004 and 2003:

	For the Years Ended December 31,

	2004	2003

Deferred tax assets:
20% UPR adjustment	$4,340,295	$3,160,948
Loss reserve discount	5,273,257	3,424,851
Bad debt reserve	279,344	169,995
Unrealized losses		282,675
Incentive stock options	453,334	289,871
GAAP reserve differentials	—	3,400,000
Prepaid reinsurance	—	1,255,842

Deferred tax assets	10,346,230	11,984,182
Deferred tax liability:
Deferred acquisition costs	3,696,439	3,328,304
Accrual of bond discount	31,358	8,351
Deferred revenues —	18,227,709	12,118,184

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,

	2004	2003

Prepaid expenses	97,287	—
Unrealized gains	93,826	312,032
Due & Accrued dividends	11,863	17,487
Depreciation	183,088	143,714
Accrued income reinsurance recoverable	—	3,817,000
Reinsurance payable	—	237,853

Deferred tax liabilities	22,341,570	19,982,925

Net deferred tax liabilities	$(11,995,340)	$(7,998,743)

      The income tax rate reconciliation for the years ended December 31, 2004, 2003 and 2002 is as follows (000’s omitted):

	For the Years Ended December 31,

	2004		2003		2002

Pre Tax Net Income	$26,334		$29,013		$11,456
Income Tax Statutory Rate	8,954	34.00%	9,864	34.00%	3,895	34.00%
Tax Exempt Interest	(596)	(2.26)%	(230)	(0.79)%	(11)	(0.10)%
DRD	(33)	(0.13)%	(54)	(0.19)%	(8)	(0.07)%
Proration	94	0.36%	43	0.15%	3	0.03%
Life insurance expense	27	0.10%	27	0.09%	—	0.00%
State taxes	434	1.65%	399	1.38%	—	0.00%
Release of valuation allowance	—	0.00%	—	0.00%	(1,161)	(10.13)%
Other	6	0.02%	(104)	(0.36)%	104	0.91%

Total income tax expense	$8,886	33.74%	$9,945	34.28%	$2,822	24.63%

      Income tax provision in 2002 was less than the amount of tax computed using the statutory tax rate primarily due to the reduction in the valuation allowance for deferred tax assets. The valuation allowance of $1,161,000 was originally recorded in 2000 and related to net operating losses arising from the Niagara subsidiary. Due to Niagara’s history of losses it was determined that it was more likely than not that the asset would not be recovered. However, due to the tax law changes enacted in 2002 that allowed for a 5 year carry-back of the net operating losses generated in 2001, the Niagara net operating loss was fully utilized in 2002.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

      A summary of property and equipment is as follows:

	For the Years Ended
	December 31,

	2004	2003

Automobiles	$463,656	$264,682
Computer Software	822,545	44,374
Furniture & fixtures	617,790	560,972
Leasehold improvements	143,966	117,480
Electronic data equipment	1,936,350	1,629,335

	3,984,307	2,616,843
Less: Accumulated depreciation	1,962,873	1,534,951

Net property and equipment	$2,021,434	$1,081,892

      Depreciation and amortization expense amounted to $427,922, $312,351 and $285,250 for the years ended December 31, 2004, 2003 and 2002, respectively.

8.	Capital Transactions

      As discussed in Note 3, on December 8, 2003, the Company issued 430,000 shares of Class B Non-voting Common Stock to Met for $10,000,000.

      On August 1, 2003 the company made a private offering to certain former personal lines agents of OCNJ. The offering was of up to 215,000 shares at $23.26 per share of nonvoting Class B common stock. At the end of 2003, 107,500 shares were issued at $23.26 per share to the former agents of OCNJ.

      During 2002, the Company cancelled 45,150 shares of Class A Voting Common Stock and reissued 45,150 shares of Class B Non-voting Common Stock.

      As discussed further in Note 3, the company sold 867,955 shares of Class B Non-voting Common shares to OCIC which was valued by the Company at $13,500,000 at the time of the transaction. This represented 19.71 percent of the outstanding shares of the Company at December 18, 2001.

      Pursuant to an investor rights agreement entered into between OCIC and NAHC on December 18, 2001, OCIC had a right to require NAHC to redeem all equity securities of NAHC owned by OCIC for fair market value at any time (i) on or after December 18, 2006 or (ii) prior to December 18, 2006 if NAHC delivers notice of a change in control event as defined in the agreement. On July 10, 2004, OCIC and NAHC entered into an agreement which would facilitate the sale by OCIC of shares of common stock of NAHC owned by OCIC that have an aggregate value of equal to at least 10% of the aggregate value of all shares of common stock sold by NAHC as part of an initial public offering. In exchange for the foregoing, OCIC agreed to waive its redemption right. As such, the related common stock is considered capital.

9.	Stock Options

      During 1995, the Company developed a stock option plan for key management employees and directors. Options are exercisable when the earliest of the following events occur: three years from date of issuance, date of retirement or expiration of the Director’s term, date of change of control, or the date of an offering of its shares through an initial public offering. The options expire 10 years after the date of grant. The options are also nontransferable and contain further restrictions imposed after the options have

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vested. If options are exercised then the shareholders cannot transfer their shares unless the transfer is permitted by the Company and the Company has first right to purchase all or any of the shares offered for sale. These restrictions have been taken into account when determining the fair value of the stock.

      The following table summarizes information with respect to stock options outstanding as of December 31, 2004:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance Outstanding at January 1, 2002	582,650	$1.88
Granted	47,300	0.60
Exercised	—	—
Forfeited	—	—

Balance Outstanding at December 31, 2002	629,950	1.79
Granted	43,000	6.14
Exercised	—	—
Forfeited	—	—

Balance Outstanding at December 31, 2003	672,950	2.06
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance Outstanding at December 31, 2004	672,950	$2.06

	Years Ended December 31,

	2004	2003	2002

Weighted average fair value of options granted (per option)	$0.00	$19.14	$15.13

      The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number of	Contractual	Average	Number of	Average
Exercise	Stock	Life	Exercise	Stock	Exercise
Prices	Options	(in years)	Price	Options	Price

$0.60	47,300	7.44	$0.60	47,300	$0.60
0.98 - 1.29	303,150	2.09	1.20	303,150	1.20
2.50 - 2.89	279,500	3.23	2.62	279,500	2.62
6.14	43,000	8.28	6.14	—	—

	672,950	3.34	$2.06	629,950	$1.79

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise	of Stock	Life	Exercise	of Stock	Exercise
Prices	Options	(in years)	Price	Options	Price

$0.60	47,300	8.45	$0.60	—	$—
0.98 - 1.29	303,150	3.10	1.20	240,800	1.25
2.50 - 2.89	279,500	4.23	2.62	279,500	2.62
6.14	43,000	9.28	6.14	—	—

	672,950	4.34	$2.06	520,300	$1.99

      The number of exercisable stock options outstanding at December 31, 2004, 2003 and 2002 were 629,950, 520,300 and 520,300 respectively. The weighted average exercise price of exercisable stock options outstanding at December 31, 2004, 2003 and 2002 was $1.79, $1.99 and $1.99, respectively.

      Compensation expense recorded in connection with the options issued during 2003 was $245,340 and $184,005 for the years ended December 31, 2004 and 2003, respectively. The unamortized deferred compensation in connection with these options was $306,675 and $552,015 as of December 31, 2004 and 2003, respectively.

      Compensation expense recorded in connection with the options issued during 2002 was $235,433, $235,432 and $117,717 for the years ended December 31, 2004, 2003 and 2002, respectively. The unamortized deferred compensation in connection with these options was $117,717, $353,150 and 588,582 as of December 31, 2004, 2003 and 2002, respectively.

      The company is not authorized to grant additional options as of December 18, 2004.

10.	Contingencies and Commitments

      Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company accounts for such activity through the establishment of unpaid claims and claim adjustment expense reserves. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company’s financial position, operating results or cash flows.

      Operating Leases — The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for 2004, 2003 and 2002 was $919,058, $743,200 and $475,710, respectively.

      The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the period from September 11, 2004 through December 31, 2004 was $70,800.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate minimum rental commitments of the Company as of December 31, 2004 are as follows:

Year	Amount

2005	898,383
2006	906,775
2007	914,467
2008	845,240
2009 and thereafter	578,499

Total	$4,143,364

      In connection with the lease agreement, the Company executed a letter of credit in the amount of $300,000 as security for payment of the base rent.

      Guaranty Fund and Assessment — The Company is subject to guaranty fund and other assessments by the State of New Jersey. The Company is also assigned private passenger automobile and commercial automobile risks by the State of New Jersey for those who cannot obtain insurance in the primary market.

      New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property-Liability Insurance Guaranty Association (which we refer to as NJPLIGA). Members of NJPLIGA are assessed the amount NJPLIGA deems necessary to pay its obligations and its expenses in connection with handling covered claims. Assessments are made in the proportion that each member’s direct written property and casualty premiums for the prior calendar year compared to the corresponding direct written premiums for NJPLIGA members for the same period. NJPLIGA notifies the insurer of the surcharge to the policyholders, which is used to fund the assessment as a percentage of premiums on an annual basis. The Company collects these amounts on behalf of the NJPLIGA and there is no income statement impact. Historically, requests for remittance of the assessments are levied 12-14 months after the end of a policy year. The Company remits the amount to NJPLIGA within 45 days of the assessment request.

      For the years ended December 31, 2004 and 2003, Proformance was assessed $1,828,285 and $407,947, respectively, as its portion of the losses due to insolvencies of certain insurers. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments. In the event that the required assessment is greater than the amount accrued for via surcharges, the Company has the ability to increase its surcharge percentage to re-coup that amount.

      A summary of NJPLIGA balances and amounts is as follows:

	As of December 31,

	2004	2003	2002

Payable	$2,283,093	$486,548	$382,369
Paid	2,370,085	—	$124,394

      The Personal Automobile Insurance Plan, or PAIP, is a plan designed to provide personal automobile coverage to drivers unable to obtain private passenger auto insurance in the voluntary market and to provide for the equitable assignment of PAIP liabilities to all licensed insurers writing personal automobile insurance in New Jersey. We may be assigned PAIP business by the state in an amount equal to the proportion that our net direct written premiums on personal auto business for the prior calendar year compares to the corresponding net direct written premiums for all personal auto business written in New Jersey for such year.

      The State of New Jersey allows property and casualty companies to enter into Limited Assignment Distribution (LAD) agreements to transfer PAIP assignments to another insurance carrier approved by the State of New Jersey to handle this type of transaction. The LAD carrier is responsible for handling all of

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the premium and loss transactions arising from PAIP assignments. In turn, the buy-out company pays the LAD carrier a fee based on a percentage of the buy-out company’s premium quota for a specific year. This transaction is not treated as a reinsurance transaction on the buy-out company’s book but as an expense. In the event the LAD carrier does not perform its responsibilities, the Company will not have any liability associated with the assignments.

      We have entered into a LAD agreement pursuant to which the PAIP business assigned to us by the state are transferred to Clarendon National Insurance Company and Auto One Insurance Company which writes and services the business in exchange for an agreed upon fee. Upon the transfer, we have no liabilities with respect to such PAIP business. For the years ended December 31, 2003 and 2002 the Company was assessed LAD fees of $1,189,068 and $353,832, respectively, in connection with payments to Clarendon National Insurance Company under the LAD agreement. For the year ended December 31, 2004, the Company was assessed LAD fees of $653,993 and $171,063 in connection with payments made to Clarendon National Insurance Company and Auto One Insurance Company, respectively, under separate LAD Agreements. For the years ended December 31, 2004, 2003 and 2002, the Company would have been assigned $9,348,729, $8,977,000 and $2,200,000 of premium respectively, by the State of New Jersey under PAIP, if not for the LAD agreements that were in place. These amounts served as the basis for the fees to be paid to the LAD carriers.

      The Commercial Automobile Insurance Plan, or CAIP, is a plan similar to PAIP, but involving commercial auto insurance rather than private passenger auto insurance. Private passenger vehicles cannot be insured by CAIP if they are eligible for coverage under PAIP or if they are owned by an “eligible person” as defined under New Jersey law. We are assessed an amount in respect of CAIP liabilities equal to the proportion that our net direct written premiums on commercial auto business for the prior calendar year compares to the corresponding direct written premiums for commercial auto business written in New Jersey for such year.

      Proformance records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the years ended December 31, 2004, 2003 and 2002, the Company has been assigned $2,492,048, $2,041,173 and $3,113,098 of premiums, and $1,238,971, $810,092 and $1,355,445 of losses, respectively, by the State of New Jersey under the CAIP. On a quarterly basis, the State of New Jersey remits a member participation report and cash settlement report. The net result of premiums assigned less paid losses, losses and loss adjustment expenses and other expenses plus investment income results in a net cash settlement due to or from the participating member. The reserving related to these assignments is calculated by the State of New Jersey with corresponding entries recorded on the Company’s Financial Statements.

New Jersey Automobile Insurance Risk Exchange

      The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company’s participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as other operating and general expenses. For the years ended December 31, 2004, 2003 and 2002, we have been assessed $3,244,518, $518,018, and $380,635, respectively, by NJAIRE.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These assessments represent amounts to be paid to NJAIRE as it relates to the Company’s participation in its plan.

11.	Other Comprehensive Income (Loss)

      The tax effect of other comprehensive income is as follows:

	($ in thousands)
	Before Tax	Tax	Net of Tax
For the Period Ended December 31, 2004	Amount	Effect	Amount

Net holding gains arising during the year	$683	$(232)	$451
Less reclassification adjustment for net realized gains included in net income	(494)	168	(326)

Other comprehensive income	$189	$(64)	$125

	($ in thousands)
	Before Tax	Tax	Net of Tax
For the Year Ended December 31, 2003	Amount	Effect	Amount

Net holding gains arising during the year	$95	$(32)	$63
Less reclassification adjustment for net realized gains included in net income	(536)	182	(354)

Other comprehensive loss	$(441)	$150	$(291)

	($ in thousands)
	Before Tax	Tax	Net of Tax
For the Year Ended December 31, 2002	Amount	Effect	Amount

Net holding gains arising during the year	$671	$(230)	$441
Less reclassification adjustment for net realized gains included in net income	(68)	25	(43)

Other comprehensive income	$603	$(205)	$398

12.	Statutory Surplus

      Proformance, which is domiciled in New Jersey, prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the New Jersey Department of Banking and Insurance, the recognized authority for determining solvency under the New Jersey insurance law. The commissioner of the New Jersey Department of Banking and Insurance has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in New Jersey. Permitted statutory accounting practices that are not prescribed may differ from company to company within a state, and may change in the future.

      Generally accepted accounting principles differ in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis). Based on amounts included in the original filings of the annual statements for the respective years, statutory surplus including the effects of the prescribed and permitted practices, was $61,931,452, $58,245,092 and $37,106,900 at December 31, 2004, 2003 and 2002, respectively.

      Subsequent to the original filings of the 2003 and 2002 annual statements, management identified certain adjustments related to loss reserves, salary accruals and contingent commissions which, if recorded

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the proper time, would have impacted the amounts as filed. Such amounts would have reduced statutory surplus by $1,174,351 and $12,279,375 at December 31, 2003 and 2002, respectively. As a result of these adjustments, there were no regulatory actions taken or penalties assessed to the Company.

      The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the New Jersey Department of Banking and Insurance. New Jersey has adopted the National Association of Insurance Commissioners’ statutory accounting practices as its statutory accounting practices, except that it has retained the prescribed practice of writing off goodwill immediately to statutory surplus in the year of acquisition. In addition, the commissioner of the New Jersey Department of Banking and Insurance has the right to permit other specific practices that may deviate from prescribed practices.

13.	Dividends from Subsidiaries

      The funding of the cash requirements of National Atlantic Holdings Corporation is primarily provided by cash dividends from its subsidiaries. Dividends paid by Proformance are restricted by regulatory requirements of the State of New Jersey. Generally, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory surplus (shareholders’ equity on a statutory basis) or 100 percent of net income (excluding realized capital gains) for the prior year. Dividends exceeding these limitations can be made subject to approval by state insurance departments. In addition, dividends must be paid from unassigned funds which must not reflect a deficit. Proformance is not permitted to pay any dividends without the approval of the Commissioner as it has negative unassigned surplus as a result of historical underwriting losses. No dividends from Proformance were paid for the years ended December 31, 2004, 2003 and 2002 as the unassigned funds were $(24,471,562), $(20,935,121) and $(24,991,243), respectively. In addition, Bermuda legislation imposes limitations on the dividends Mayfair is permitted to pay, based on minimum capital and solvency requirements. In connection with these limitations, Mayfair did not pay any dividends for the year ended December 31, 2004. The non-insurance subsidiaries paid cash dividends to National Atlantic Holdings Corporation of $2,650,000, $1,667,937 and $500,000 in 2004, 2003 and 2002, respectively.

14.	Fair Value of Financial Instruments

      SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires the Company to disclose the estimated fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets for which it is practical to estimate fair value.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and Short Term Investments. For short-term instruments, the carrying amount is a reasonable estimate of fair value.

      Investment in Securities. For investments in securities, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The statement value and estimated fair value of financial instruments are as follows:

	As of December 31,

	2004		2003

	Statement	Estimated	Statement	Estimated
	Value	Fair Value	Value	Fair Value

Fixed maturities	$210,830,067	$210,830,067	$130,409,462	$130,409,462
Short-term investments	13,820,488	13,820,488	31,569,445	31,569,445
Equity Securities	12,800,535	12,800,535	8,593,084	8,593,084

15.	Net Earnings Per Share

      Basic net income per share is computed based on the weighted average number of shares outstanding during the year. Diluted net income per share includes the dilutive effect of outstanding share options, using the treasury stock method. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average price for the period. The difference between the number of shares issued and the number of shares purchased represents the dilutive shares.

      The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,

	2004	2003	2002

	(in thousands, except for share
	and per share data)
Net income applicable to common stockholders	$17,448	$19,068	$8,634
Weighted average common shares — basic	4,941,990	4,448,684	4,404,490
Effect of dilutive securities:
Options	672,950	613,235	557,549

Weighted average common shares — diluted	5,614,940	5,061,919	4,962,039

Basic earnings per share	$3.53	$4.29	$1.96

Diluted earnings per share	$3.11	$3.77	$1.74

      For the year ended December 31, 2004, the amount of “Effect of dilutive securities: Options” above represents the total amount of options outstanding without using the treasury stock method.

16.	Notes Payable

      On December 4, 1997, the Company entered into a loan agreement with Gerling Global Reinsurance Company of America (Gerling). The amount of the indebtedness was $3,000,000 and was written at a variable interest rate. The Base Rate was the six month LIBOR rate plus an applicable margin of 7%. The term of the obligation required repayment in full within six years with semi-annual payments of interest only. The following principal payments were required on December 4 of each year starting in 2000; $600,000, $720,000, $840,000 and $840,000. At December 31, 2000, the Company was unable to make the scheduled principal repayment. On January 11, 2001, Gerling agreed to modify the loan agreement, delaying the principal repayments for one year. In return for that forbearance, the Company agreed to increase the interest rate by 2 percentage points. In addition, Gerling agreed to allow the Company to postpone the initial principal payment scheduled for December 2001 until January 2002, when payment was made.

      The outstanding principal balance of this obligation as of December 31, 2001 was $3,000,000; the loan was paid in full in December of 2002.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 30, 1997, the Company entered into a loan agreement with the National Cooperative Bank (NCB). The amount of the indebtedness was $3,000,000 and the interest rate was fixed at closing based on the 5 year US Treasury index plus 400 basis points for the first (5) years, and then the 5 year treasury index plus 390 basis points for the balance of the term. The term of the loan was 11 years with interest only paid quarterly for the first year. Quarterly principal reductions of $210,000 were to commence January of 2000 and continue to and including January of 2008 with a final principal payment of $1,110,000 plus all accrued interest on January 1, 2009. As of December 31, 2001, the outstanding principal balance of this obligation was $2,392,782; the loan was paid in full in March of 2002.

      Interest expense related to these obligations was $338,725 in 2002.

17.	Related Party Disclosure

      The Company has entered into material transactions with related parties. These transactions are comprised of share repurchase agreements with Met and James V. Gorman, Chairman and CEO of NAHC and Proformance, Investor Rights Agreements with OCIC and James V. Gorman, Non-Compete agreements with Ohio Casualty Insurance Company and payments to insurance agencies affiliated with members of NAHC’s directors.

      The share repurchase agreement with Met restricts Met from transferring shares for a period of two years from the date of the repurchase agreement without NAHC’s prior consent. After the two year period but prior to an Initial Public Offering, NAHC has the right to purchase all shares from Met pursuant to the price and terms per the agreement. Prior to a public offering, Met also has a co-sale right, to have its pro-rata portion of common stock sold should Mr. Gorman elect to sell common stock. This co-sale right and NAHC’s right of first offer will both terminate upon completion of an Initial Public Offering. If prior to December 8, 2008, NAHC shall issue or sell shares of common stock for consideration less than the purchase price paid by Met, then Met shall have the right to purchase additional shares for the same consideration paid by the third party, in order to maintain their ownership percentage immediately prior to the issuance or sale of common stock.

      In connection with the Ohio Casualty replacement carrier transaction, Proformance entered into a non-competition agreement with OCIC which prohibits Proformance from writing commercial lines insurance policies until December 31, 2004 where the expiring policy was issued by Ohio Casualty Group.

      NAHC, OCIC and James Gorman also have an investor rights agreement which provides the other with the right of first offer should NAHC issue securities or OCIC desire to transfer their equity securities. OCIC also has the right of co-sale within certain parameters should James Gorman sell equity securities. This is not effective for certain qualified public offerings such as an Initial Public Offering.

      The Company has also made payments to insurance agencies affiliated with certain of the Company’s directors.

      For the years ended December 31, 2004, 2003 and 2002, Proformance paid to Connelly-Campion-Wright Insurance Agency commissions of $406,465, $287,986 and $138,317, respectively. Mr. Campion, served as Vice-Chairman of our board of directors, and as Chief Executive Officer of Connelly-Campion-Wright Insurance Agency during each of these years.

      For the years ended December 31, 2004, 2003 and 2002, Proformance paid to Liberty Insurance Associates, Inc. commissions of $197,433, $220,605 and $160,414, respectively. Mr. Harris, a member of our board of directors, is Chief Executive Officer of Liberty Insurance Associates.

      For the years ended December 31, 2004, 2003 and 2002, Proformance paid to Fleet Insurance Services commissions of $104,521, $104,941 and $116,434, respectively. Mr. Sharkey, a member of our board of directors, is Chairman of Fleet Insurance Services.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the Commercial and Personal Excess Liability Excess of Loss Reinsurance Contract between Proformance and OdysseyRe and the reinsurance agreement between OdysseyRe and Mayfair as outlined in Note 4, these transactions are eliminated for GAAP reporting purposes as part of the Company’s consolidated financial results.

18.	Initial Public Offering and Stock Split

      Management announced plans for the sale of the Company’s common shares in a proposed initial public offering (the “IPO”) in 2005. In conjunction with the IPO, the Board of Directors of the Company declared a 43-for-1 common share split which became effective on January 14, 2005 immediately after the time the Company filed its amended and restated articles of incorporation. All earnings per share and other share amounts for the periods presented in the consolidated financial statements have been adjusted retroactively for the share split.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ATLANTIC HOLDINGS CORPORATION
By:	/s/ James V. Gorman
James V. Gorman
Chairman of the Board of Directors and Chief Executive Officer

Dated: April 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James V. Gorman James V. Gorman	Chairman of the Board of Directors and Chief Executive Officer (Principle Executive Officer)	April 27, 2005

/s/ Frank J. Prudente Frank J. Prudente	Executive Vice President – Corporate Finance (Principal Financial and Accounting Officer)	April 27, 2005

/s/ Peter A. Cappello, Jr. Peter A. Cappello, Jr.	Director	April 27, 2005

/s/ Andrew C. Harris Andrew C. Harris	Director	April 27, 2005

/s/ Thomas J. Sharkey, Sr. Thomas J. Sharkey, Sr.	Director	April 27, 2005

/s/ Steven V. Stallone Steven V. Stallone	Director	April 27, 2005

/s/ Thomas M. Mulhare Thomas M. Mulhare	Director	April 27, 2005

/s/ Candace L. Straight Candace L. Straight	Director	April 27, 2005