Form 10-Q
period 2005-03-31
NATIONAL ATLANTIC HOLDINGS CORP
filed 2005-05-24
CIK 946492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-51127
National Atlantic Holdings Corporation
(Exact name of Registrant as specified in its charter)

New Jersey	22-3316586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Paragon Way Freehold, NJ (Address of Registrant’s principal executive offices)	07728 (Zip Code)
(732) 665-1130
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑
      As of May 20, 2005, there were outstanding 10,926,990 Common Shares, no par value per share, of the Registrant.

PART I

Item 1.	Financial Statements.
NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)	(Unaudited)
	(In thousands, except
	share data)
Investments: (Note 4)
Fixed maturities available-for-sale (amortized cost at March 31, 2005 and December 31, 2004 was $217,078 and $210,636, respectively)	$215,187	$210,830
Short-term investments (cost at March 31, 2005 and December 31, 2004, was $21,493 and $13,820, respectively)	21,493	13,820
Equity securities (cost at March 31, 2005 and December 31, 2004 was $23,624 and $12,719, respectively)	22,794	12,801

Total investments	259,474	237,451
Cash and cash equivalents	4,172	15,542
Accrued investment income	2,640	2,085
Premiums receivable	44,309	31,185
Reinsurance recoverable on paid and unpaid losses	35,989	34,677
Prepaid reinsurance	2,987	467
Receivable from Ohio Casualty, a related party	4,350	4,350
Receivable from Sentry	1,250	1,250
Deferred acquisition costs	11,555	10,872
Property and equipment — Net	2,276	2,021
Other assets	8,710	7,272

Total assets	$377,712	$347,172

Liabilities and Stockholders’ Equity:
Liabilities:
Unpaid losses and loss adjustment expenses	$191,923	$184,283
Unearned premiums	76,106	64,170
Accounts payable and accrued expenses	2,520	2,900
Reinsurance payable	5,238	4,621
Deferred income taxes	10,616	11,995
Federal income taxes payable	2,758	1,512
State income taxes payable	194	89
Payable for securities	7,273	—
Other liabilities	10,723	9,763

Total liabilities	307,351	279,333
Stockholders’ equity:
Common stock, Class A, no par value (4,300,000 shares authorized; 2,747,743 shares issued as of March 31, 2005 and 2004)	3,002	3,002
Common stock, Class B, no par value (4,300,000 shares authorized; 2,194,247, and 2,194,247 shares issued as of March 31, 2005 and 2004)	28,865	28,738
Retained earnings	40,290	35,917
Accumulated other comprehensive income	(1,796)	182

Total stockholders’ equity	70,361	67,839

Total liabilities and stockholders’ equity	$377,712	$347,172

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31,

	2005	2004

	(Unaudited)	(Unaudited)

	(In thousands, except
	earnings per share data)
Revenue:
Net premiums earned	$47,370	$39,138
Net investment income	2,282	1,184
Realized gains on investments — net	392	677
Replacement carrier revenue from related party	—	5,045
Replacement carrier revenue from Sentry	—	875
Other income	286	449

Total revenue	50,330	47,368

Costs and Expenses:
Loss and loss adjustment expenses incurred	32,827	29,623
Acquisition expenses	9,941	9,678
Other operating and general expenses	1,102	3,539

Total costs and expenses	43,870	42,840

Income before income taxes	6,461	4,528
Provision for income taxes	2,088	1,557

Net Income (Loss)	$4,373	$2,971

Net income per share Common Stock — Basic	$0.88	$0.60
Net income per share Common Stock — Diluted	$0.78	$0.53
The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)	(Unaudited)
	(In thousands)
Net Income	$4,373	$2,971
Other comprehensive income — net of tax:
Net holding gains arising during the year	(1,998)	1,566
Reclassification adjustment for realized (gains) included in net income	20	24

Total other comprehensive (loss) income	(1,978)	1,590

Comprehensive Income	$2,395	$4,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the periods ended March 31, 2005 and 2004

	Class A		Class B		Retained	Receivable	Accumulated
	Common Stock		Common Stock		Earnings	for	Other	Total
					(Accumulated	Securities	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Deficit)	Issued	Income (Loss)	Equity

	(In thousands, except share data)
Balance at December 31, 2003	2,747,743	$3,002	2,194,247	$28,258	$18,470		$57	$49,787
Amortization of 2002 and 2003 options				120				120
Net Income					2,971			2,971
Other comprehensive income							1,590	1,590

Balance at March 31, 2004 (unaudited)	2,747,743	$3,002	2,194,247	$28,378	$21,442		$1,648	$54,470

Balance at December 31, 2004	2,747,743	$3,002	2,194,247	$28,738	$35,917		$182	$67,839

Amortization of 2002 and 2003 options				127				127
Net Income					4,373			4,373
Other comprehensive (loss)							(1,978)	(1,978)

Balance at March 31, 2005 (unaudited)	2,747,743	$3,002	2,194,247	$28,865	$40,290		$(1,796)	$70,361

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,

	2005	2004

	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,373	$2,971
Adjustment to reconcile net income to net cash provided (used in) operating activities:
Depreciation and amortization	126	99
Amortization of premium/discount on bonds	244	245
Realized losses (gains) on investment sales	(392)	(677)
Realized (losses) gains on fixed asset sales		(3)
Realized (losses) gains on premium write offs		5
Changes in:
Deferred income taxes	(361)	(163)
Premiums receivable	(13,124)	(3,066)
Reinsurance recoverable	(1,313)	(965)
Prepaid reinsurance	(2,520)	525
Receivable from Sentry		875
Deferred acquisition costs	(684)	692
Accrued investment income	(555)	(72)
Federal income taxes recoverable	—	1,590
Other assets	(1,436)	(138)
Unpaid losses and loss adjustment expenses	7,640	10,247
Stock options	127	120
Accounts payable	(380)	1,521
Deferred revenue from related party	—	(5,046)
Deferred revenue	—	(875)
Unearned premiums	11,936	4,435
Reinsurance payable	618	(959)
Federal Income taxes payable	1,247
State Income taxes payable	105	(27)
Payable for securities	7,273	—
Other liabilities	962	2,452

Net cash provided by operating activities	13,886	13,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(380)	(84)
Purchases of fixed maturity investments	(61,498)	(43,039)
Sales and maturities of fixed income investments	54,813	31,598
Purchases of equity securities	16,476	(6,138)
Sales of equity securities	5,962	1,477
Purchases of short-term investments — net	7,677	3,553

Net cash (used in) investing activities	(25,256)	(12,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in notes payable	—	—
Proceeds from issuance of common stock — net	—	—

Net cash provided by financing activities	—	—

Net (decrease) increase in cash	(11,370)	1,153
Cash and cash equivalents @ beginning of year	15,542	9,124

Cash and cash equivalents @ end of year	$4,172	$10,277

Cash paid during the year for:
Interest	$—	$3

Income taxes paid (received)	$1,095	$850

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2005 and 2004

1.	Nature of Operations
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
      NAHC also has a controlling interest (80 percent) in Niagara Atlantic Holdings Corporation and Subsidiaries (Niagara), which is a New York corporation. Niagara was incorporated on December 29, 1995. The remaining interest (20 percent) is owned by New York agents. Niagara was established as a holding company in order to execute a surplus debenture and service agreement with Capital Mutual Insurance (CMI). As of June 5, 2000, CMI has gone into liquidation and is under the control of the New York State Insurance Department. CMI is no longer writing new business and therefore neither is Niagara. Niagara had $0 equity value as of March 31, 2005 and December 31, 2004. NAHC has no remaining obligations as it relates to the agreement.
      In addition, NAHC has another wholly-owned subsidiary, Riverview Professional Services, Inc., which was established in 2002 for the purpose of providing case management and medical cost containment services to Proformance and other unaffiliated clients.
      In December 2001, NAHC established National Atlantic Financial Corporation (NAFC), to offer general financing services to its agents and customers. In November 2003, NAFC established a wholly-owned subsidiary, Mayfair Reinsurance Company Limited (Mayfair), for the purpose of assuming reinsurance business as a retrocessionaire from third party reinsurers of Proformance and providing reinsurance services to unaffiliated clients.
      Another wholly-owned subsidiary of NAHC is National Atlantic Insurance Agency, Inc. (NAIA), which was incorporated on April 5, 1995. The Company purchased all 1,000 shares of NAIA’s authorized common stock at $1 per share. NAIA obtained its license to operate as an insurance agency in December 1995. The agency commenced operations on March 20, 1996. The primary purpose of this entity is to service any direct business written by Proformance and to provide services to agents and policyholders acquired as part of replacement carrier transactions.
      We manage and report our business as a single segment based upon several factors. Our insurance subsidiary, Proformance Insurance Company, has historically generated in excess of 90% of our total consolidated revenues and reported profit or loss. In addition, Proformance is our only subsidiary which has assets in excess of 10% of the consolidated assets of the Company. Therefore, only Proformance meets any of the quantitative thresholds of a reportable segment. In addition, although Proformance writes both personal line and commercial line business, we consider those operating segments as one operating segment due to the fact that the nature of the products are similar, they share the same distribution system, the nature of the regulatory environment for each line is similar and they follow the same production process in accordance with the requirements of segments that share similar economic characteristics.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Basis of Presentation
      The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim financial statements presented have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s final prospectus dated April 20, 2005 included as part of the Company’s Registration Statement on Form S-1 (File No. 333-117804) filed by the Company with the Securities and Exchange Commission on July 30, 2004 as amended.

3.	Adoption of New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the Commission issued Staff Accounting Bulletin (“SAB”) 107 which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the Commission amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that begins after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R effective January 1, 2006 at which time the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
      Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments. Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities, which are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the holdings in an unrealized loss position in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary. In September 2004, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position Emerging Issues Task Force Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FASB Staff Position to consider whether further application guidance is necessary for

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securities analyzed for impairment under EITF 03-1. We continue to assess the potential impact that the adoption of the proposed FASB Staff Position could have on our financial statements.

4.	Investments
      The amortized cost and estimated market value of the investment portfolio, classified by category, as of March 31, 2005 are as follows:

		Gross	Gross
	Cost/	Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	(Losses)	Market Value

	(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$107,097,866	$55,365	$(829,853)	$106,323,378
State, local government and agencies	62,465,384	272,271	(581,728)	62,155,927
Industrial and miscellaneous	46,455,886	67,797	(870,336)	45,653,347
Mortgage-backed securities	1,058,395	10,012	(13,735)	1,054,672

Total fixed maturities	217,077,531	405,445	(2,295,652)	215,187,324
Other Investments:
Short-term investments	21,492,718	—	—	21,492,718
Equity securities	23,624,190	60,974	(891,407)	22,793,757

Total Investments	$262,194,439	$466,419	$(3,187,059)	$259,473,799

      The amortized cost and estimated market value of the investment portfolio, classified by category, as of December 31, 2004 are as follows:

		Gross	Gross
	Cost/	Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	(Losses)	Market Value

Fixed maturities:
U.S. Government, government agencies and authorities	$113,849,983	$167,336	$(229,199)	$113,788,120
State, local government and agencies	47,447,514	471,383	(151,091)	47,767,806
Industrial and miscellaneous	48,235,166	445,482	(520,779)	48,159,869
Mortgage-backed securities	1,103,325	13,733	(2,786)	1,114,272

Total fixed maturities	210,635,988	1,097,934	(903,855)	210,830,067
Other Investments:
Short-term investments	13,820,488	—	—	13,820,488
Equity securities	12,718,656	178,670	(96,790)	12,800,536

Total Investments	$237,175,132	$1,276,604	$(1,000,645)	$237,451,091

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair values of available-for-sale securities at March 31, 2005, by contractual maturity, are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Estimated Fair Value

(Unaudited)
Due in one year or less	$9,189,893
Due in one year through five years	20,578,887
Due in five years through ten years	98,332,678
Due in ten through twenty years	84,972,598
Due in over twenty years	1,058,596
Mortgage-Backed securities	1,054,672

Total	$215,187,324

      For the three months ended March 31, 2005, the Company held no investments that were below investment grade or not rated by an independent rating agency.
      Proceeds from sales of fixed maturity and equity securities and gross realized gains and losses on sales as well as other-than-temporary impairment charges for the three months ended March 31, 2005 and 2004 are shown below:

	2005	2004

	(Unaudited)
Proceeds	$60,775,296	$33,075,390
Gross realized gains	473,622	678,981
Gross realized losses	(81,522)	(2,000)
      There was one security in the amount of $260,215 that was considered to be other-than-temporarily impaired as of December 31, 2004. No other than temporary impairments were recognized for the three months ended March 31, 2005 and 2004.
      There are twenty seven equity securities having an unrealized loss of $825,597 a fair value of $18,721,297 and an amortized cost of $19,546,894 as of March 31, 2005 which have been in a continuous unrealized loss position for less than six months.
      There is one equity security having an unrealized loss of $25,135 a fair value of $198,342 and an amortized cost of $223,477 as of March 31, 2005 which has been in a continuous unrealized loss position between six and twelve months.
      There are two equity and preferred securities having an unrealized loss of $40,675 a fair value of $924,085 and an amortized cost of $964,760 as of March 31, 2005 which have been in a continuous unrealized loss position for greater than twelve months.
      There are two hundred and fifty four fixed maturity securities having an unrealized loss of $1,365,835, a fair value of $141,859,903 and an amortized cost of $143,225,738 as of March 31, 2005 which have been in a continuous unrealized loss position for less than six months.
      There are twenty nine fixed maturity securities having an unrealized loss of $142,756, a fair value of $7,659,208 and an amortized cost of $7,801,964 as of March 31, 2005 which have been in a continuous unrealized loss position between 6 and 12 months.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There are nineteen fixed maturity securities having an unrealized loss of $787,061, a fair value of $14,395,9136 and an amortized cost of $15,182,274 as of March 31, 2005 which have been in a continuous unrealized loss position for greater than 12 months.
      The components of net investment income earned were as follows:

	For the Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
Investment income:
Interest income	$2,119,000	$1,128,837
Dividend income	206,575	87,312

Investment income:	2,325,575	1,216,149
Investment expenses	(43,549)	(32,136)

Net investment income	$2,282,026	$1,184,013

5.	Reserves for Losses and Loss Adjustment Expenses
      The changes in unpaid losses and loss adjustment expense reserves are summarized as follows (in thousands):

	For the Three	For the Year
	Months Ended	Ended
	March 31,	December 31,
	2005	2004

	(Unaudited)
Balance as of beginning of period	$184,283	$134,201
Less reinsurance recoverable on unpaid losses	(24,936)	(21,329)

Net balance as of beginning of period	159,347	112,872

Incurred related to:
Current period	33,283	135,659
Prior period	(456)	(672)

Total incurred	32,827	134,987

Paid related to:
Current period	5,270	44,899
Prior period	20,204	43,613

Total paid	25,474	88,512

Net balance as of end of period	166,700	159,347
Plus reinsurance recoverable on unpaid losses	25,223	24,936

Balance as of end of period	$191,923	$184,283

      For the three months ended March 31, 2005, we reduced reserves for prior years by $456,000 because actual loss experience, especially for no-fault coverage was lower than expected due to reduced claims frequency. For the year ended December 31, 2004, we reduced reserves for prior years by $672,000 due to the fact that the actual loss experience observed during the period, especially during the fourth quarter of 2004, was slightly lower than expected due to a reduction in the frequency of claims reported during the fourth quarter of 2004.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Stock Options
      The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), in 1996. Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expenses for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. In December 2002, the FASB issued SFAS No. 148 which amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has elected to continue using the intrinsic value method (APB No. 25) to account for stock based compensation plans.
      The following table presents the Company’s pro forma net income (loss) for the three months ended March 31, 2005 and 2004 assuming the Company had used the fair value method (SFAS No. 123) to recognize compensation expense with respect to its options:

	Three Months Ended
	March 31,

	2005	2004

Net income — as reported	$4,372,626	$2,971,410
Plus: Compensation expense recorded against income	126,733	120,193
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(128,042)	(128,321)

Pro forma net income	$4,371,317	$2,963,282

Net income per weighted average shareholding
Basic — as reported	$0.88	$0.60
Basic — pro forma	$0.88	$0.60
Diluted — as reported	$0.78	$0.53
Diluted — pro forma	$0.78	$0.53
      The above pro forma information has been determined as if the Company had accounted for its employees’ stock options under the fair value method. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with a volatility factor assumed to be zero percent and the following weighted average assumptions:

	For the Three Months
	Ended March 31,

	2005	2004

Risk-free interest yield	4.0%	4.0%
Dividend yield	0.0%	0.0%
Average life	3 Years	3 Years

7.	Contingencies and Commitments
      In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company’s financial position or statement of operations.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Operating Leases — The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for the three months ended March 31, 2005 and 2004 was $229,738 and $229,844, respectively.
      The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months ended March 31, 2005 and 2004 was $53,100 and $0, respectively.
      Aggregate minimum rental commitments of the Company as of March 31, 2005 are as follows:

Year	Amount

2005	679,949
2006	906,599
2007	906,599
2008	835,798
2009 and thereafter	578,499

Total	$3,907,444

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
      For the three months ended March 31, 2005 and 2004, Proformance was assessed $0 and $1,146,243, respectively, as its portion of the losses due to insolvencies of certain insurers. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments. In the event that the required assessment is greater than the amount accrued for via surcharges, the Company has the ability to increase its surcharge percentage to re-coup that amount.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of NJPLIGA balances and amounts as of and for the three months ending March 31, 2005 and 2004 is as follows:

	2005	2004

Payable	$2,980,240	$851,192
Paid	2,370,085	1,146,243
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
      The State of New Jersey allows property and casualty companies to enter into Limited Assignment Distribution (LAD) agreements to transfer PAIP assignments to another insurance carrier approved by the State of New Jersey to handle this type of transaction. The LAD carrier is responsible for handling all of the premium and loss transactions arising from PAIP assignments. In turn, the buy-out company pays the LAD carrier a fee based on a percentage of the buy-out company’s premium quota for a specific year. This transaction is not treated as a reinsurance transaction on the buy-out company’s book but as an expense. In the event the LAD carrier does not perform its responsibilities, the Company will not have any liability associated with the assignments.
      We have entered into a LAD agreement pursuant to which the PAIP business assigned to us by the State of New Jersey are transferred to Clarendon National Insurance Company and Auto One Insurance Company which write and service the business in exchange for an agreed upon fee. Upon the transfer, we have no liabilities with respect to such PAIP business. For the three months ended March 31, 2005 and 2004 the Company was assessed LAD fees of $140,413 and $189,277, respectively, in connection with payments to Clarendon National Insurance Company under the LAD agreement. For the three months ended March 31, 2005 and 2004, the Company was assessed LAD fees of $37,090 and $0 in connection with payments made to Auto One Insurance Company, respectively, under the LAD agreement. For the three months ended March 31, 2005 and 2004, the Company would have been assigned $7,323,822 and $2,365,957 of premium, respectively, by the State of New Jersey under PAIP, if not for the LAD agreements that were in place. These amounts served as the basis for the fees to be paid to the LAD carriers.
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
      Proformance records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the three months ended March 31, 2005 and 2004, the Company has been assigned $470,261, and $530,670 of premiums, and $330,341 and $300,680 of losses, respectively, by the State of New Jersey under the CAIP. On a quarterly basis, the State of New Jersey remits a member a participation report and a cash settlement report. The net result of premiums assigned less paid losses, losses and loss adjustment expenses and other expenses plus investment income results in a net cash settlement due to or from the participating member. The reserving related to these assignments is calculated by the State of New Jersey with corresponding entries recorded on the Company’s financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Jersey Automobile Insurance Risk Exchange
      The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company’s participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as other operating and general expenses. For the three months ended March 31, 2005 and 2004, we have been assessed $547,545 and $637,007, respectively, by NJAIRE. These assessments represent amounts to be paid to NJAIRE as it relates to the Company’s participation in its plan.

8.	Net Earnings Per Share
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
      The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
Net Income applicable to common stockholders	$4,372,626	$2,971,410
Weighted average common shares — basic	4,941,990	4,941,990
Effect of dilutive securities:
Options	672,950	613,235

Weighted average common shares — diluted	5,614,940	5,555,225

Basic Earnings Per Share	$0.88	$0.60

Diluted Earnings per Share	$0.78	$0.53

      For the three months ended March 31, 2005 and 2004, the amount of “Effect of dilutive securities: Options” represents the total amount of options outstanding without using the treasury stock method.

9.	Initial Public Offering and Stock Split
      Management announced plans for the sale of the Company’s common shares in a proposed initial public offering (the “IPO”) in 2004. In conjunction with the IPO, the Board of Directors of the Company declared a 43-for-1 common share split which became effective on January 14, 2005, immediately after the time the Company filed its amended and restated articles of incorporation. All earnings per share and other share amounts for the periods presented in the condensed consolidated financial statements have been adjusted retroactively for the share split.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Subsequent Events
      On April 21, 2005, an initial public offering of 6,650,000 shares of the Company’s common stock (after the aforementioned 43-for-1 stock split) was completed. The Company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters discount) of $63,406,361. The Company contributed $43,000,000 to Proformance, which increased its statutory surplus. The additional capital will permit the Company to reduce its reinsurance purchases and to retain more of the direct written premiums produced by its partner agents. In addition, the Company intends to increase the capital of the other operating subsidiaries by approximately $10,000,000 to facilitate the execution of its business plans. The remainder of the capital raised will be used for general corporate purposes, including but not limited to possible additional increases to the capitalization of the existing subsidiaries.
      With respect to our replacement carrier transaction with Sentry Insurance Company (“Sentry”), in the event that the premium-to-surplus ratio for the Sentry business written by Proformance exceeds 2.5 to 1 during a specified period, Sentry is obligated to pay to Proformance such additional sums of money as necessary, up to an aggregate limit of $1,250,000, to reduce the premium-to-surplus ratio for the Sentry insurance business written by Proformance to not less than 2.5 to 1. On February 22, 2005 Proformance notified Sentry that Sentry owed Proformance $1,250,000 for the 2004 year in connection with the requirement. On May 16, 2005, we received $1,250,000 from Sentry in settlement of the amounts owed to us.
      With respect to our replacement carrier transaction with The Ohio Casualty Insurance Company (“OCIC”) and Ohio Casualty of New Jersey (“OCNJ”), on February 22, 2005 Proformance notified OCNJ that OCNJ owed Proformance $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ had until May 15, 2005 to make payment to us. That date has been extended as discussed below. Subsequent to the notification provided to OCIC and OCNJ, we have had several discussions with OCIC relating to certain components to the underlying calculation which supports the amount owed to Proformance for the 2004 year. As part of these discussions, which are ongoing as of the date of this filing, OCIC has requested additional supporting documentation, and has initially raised issues with respect to approximately $2 million of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of NJAIRE assessments, or a total of $3,412,000, allocated to OCNJ. Because our discussions with OCIC are ongoing, we have extended the May 15, 2005 date until completion of those discussions. We have recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 currently under discussion with OCIC) as replacement carrier revenue from related party in our consolidated statement of income for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. The $4,350,000 referred to above continues to be reported as a receivable as of March 31, 2005, as this continues to represent management’s best estimate of the amount for which management believes collectibility is reasonably assured.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion of the financial condition, changes in financial condition and results of operations of National Atlantic Holdings Corporation (“NAHC” or the “Company”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q.
Safe Harbor Statement Regarding Forward-Looking Statements
      Management believes certain statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import. Forward- looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and risks, many of which are subject to change. These uncertainties and risks include, but are not limited to, economic, regulatory or competitive conditions in the private passenger automobile insurance carrier industry; regulatory, economic, demographic, competitive and weather conditions in the New Jersey market; significant weather-related or other natural or man-made disasters over which we have no control; the effectiveness of our efforts to manage and develop our subsidiaries; our ability to attract and retain independent agents; our ability to maintain our A.M. Best rating; the adequacy of the our reserves for unpaid losses and loss adjustment expenses; our ability to maintain an effective system of internal controls over financial reporting; market fluctuations and changes in interest rates; the ability of our subsidiaries to dividend funds to us; and our ability to obtain additional capital in the future. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.
Overview
      We are a provider of personal lines property and casualty insurance, predominantly automobile insurance, in the State of New Jersey. We have been able to capitalize upon what we consider an attractive opportunity in the New Jersey insurance market through:

•	our extensive knowledge of the New Jersey insurance market and regulatory environment;

•	our business model that requires many of our independent agents to retain an ownership stake in our company;

•	our packaged product that offers auto, homeowners and other personal lines coverage; and

•	our insurance related services businesses.
      As of December 31, 2003, our insurance subsidiary, Proformance Insurance Company (“Proformance”), was the tenth largest and the fastest growing provider of private passenger auto insurance in New Jersey, based on direct written premiums of companies writing more than $5 million of premiums annually over the past three years, according to A.M. Best. From 2000 through 2004, we experienced a 47.7% compound annual growth rate, as our direct written premiums for all lines of business we write, including homeowners and commercial lines, increased from $43.6 million in 2000 to $207.3 million in 2004. As of March 31, 2005, our shareholders’ equity was $70.1 million, up from shareholders’ equity of $2.2 million as of December 31, 2000, reflecting a 125.8% compound annual growth rate. During the first quarter of 2005 our growth continues as our direct written premiums for the three months ended March 31, 2005 increased 29.7% to $60.3 million from $46.5 million in the comparable 2004 period. The increase is due to a transition from six-month policies to twelve-month policies on our personal lines. This transition resulted in a conversion of nearly half our personal lines business to the twelve-month policies in the first quarter of 2005. This conversion generated an additional

$12.4 million of direct written premium for the three months ending March 31, 2005. In addition, new business generated by our Partner Agents was $4.4 million, offset by attrition of existing business and non-renewal of replacement carrier business of $3.0 million. Of the direct written premium written, the Sentry replacement carrier transaction consisted of $3.1 million and the Met P&C replacement carrier transaction consisted of $9.3 million.
      We manage and report our business as a single segment based upon several factors. Historically, on average, in excess of 90% of our total consolidated revenues were generated by Proformance. In addition, all of our businesses have similar economic characteristics, the nature of their products and services is similar, and they share the same customer base, production processes and distribution system. In addition, they operate and conduct business in similar regulatory environments.
      As a densely populated state, a coastal state, and a state where automobile insurance has historically been prominent in local politics, New Jersey has historically presented a challenging underwriting environment for automobile and homeowners insurance coverage.
      As a result of New Jersey’s “take all comers” requirement, we are obligated to underwrite a broad spectrum of personal automobile insurance risks. To address this potential problem, since 1998 Proformance has utilized a tiered rating system to price its policies which includes five (5) rating tiers which are based upon the driving records of the policyholders. The purpose of the rating tiers is to modify the premiums to be charged for each insured vehicle on the personal automobile policy so that the premiums charged accurately reflect the underwriting exposures presented to Proformance. As of March 31, 2005, the rating tier modifiers and the distribution of risks within the tiers were as follows:

	Premium
	Modifications	Percent of
Tier Designation	Factor	Total Vehicles

Tier A	0.88	24.3%
Tier One	1.00	50.6%
Tier Two	1.70	20.9%
Tier Three	2.25	2.3%
Tier Four	2.60	1.9%
      Proformance applies the modification factor to each tier to produce a consistent loss ratio across all tiers. Proformance does not segregate its loss reserves by tier, but rather by line of business. Since the actual distribution of risk may vary from the distribution of risk Proformance assumed in developing the modification factors, Proformance cannot be certain that an underwriting profit will be produced collectively or in any tier.
      Our financial results may be affected by a variety of external factors that indirectly impact our premiums and/or claims expense. Such factors may include, but are not limited to:

•	the recent rise in gasoline prices may serve to decrease the number of miles driven by our policyholders and result in lower frequency of automobile claims; and

•	an evolving set of legal standards by which we are required to pay claims may result in significant variability in our loss reserves over time.
      We believe that proper recognition of emerging trends, and an active response to those trends, is essential for our business. In addition, we believe that the recent entrants to the New Jersey personal automobile insurance marketplace, such as Mercury General and GEICO, will provide a new level of competition not previously experienced by us or by our long-term competitors, which could have a material effect on our ability to meet sales goals or maintain adequate rates for our insurance products.
      Since we operate in a coastal state and we underwrite property insurance, we are subject to catastrophic weather events, which may have significant impact upon our claims expense or our ability to collect the proceeds from our third party reinsurers. We also underwrite commercial insurance business and we expect that the rate increases on those policies that we have experienced over the last three years will moderate and that rate level reductions may ensue, impacting our ability to maintain our underwriting margins on this business.
      During the prior four years, much of our premium growth and capitalization growth have resulted from our replacement carrier transactions. For the three months ended March 31, 2005 and 2004, we derived $0 and $5.9 million, respectively, from replacement carrier transactions, constituting 0% and 12.5%, respectively, of our total revenue. Our strategy includes entering into additional replacement carrier transactions as opportunities arise.
      As a result of these transactions, we increased the number of independent insurance agencies who are shareholders in NAHC and who, with their aggregate premium volume, provide what we believe are significant growth opportunities for us. Our strategy is to underwrite an increased share of those agencies’ business now underwritten by competing carriers. Successful execution of our intended plan will require an underwriting operation designed to attract and retain more of our agencies’ clientele, and may be affected by lower-priced competing products or enhanced sales incentive compensation plans by our competitors. These factors may require us to increase our new business acquisition expenses from the levels currently experienced to achieve significant new product sales.
      In our replacement carrier transactions, we agreed to offer replacement coverage to the subject policyholders at their next nominal policy renewal date. The policyholders are under no obligation to accept our replacement coverage offer. Policyholders who accept our replacement insurance coverage become policyholders of Proformance and enjoy the standard benefits of being a Proformance policyholder. For example, these policyholders enjoy the limitation we provide on our ability to increase annual premiums. We cannot increase the annual premiums paid by these policyholders by more than fifteen percent for three years, unless there is an event causing a change in rating characteristics, such as the occurrence of an auto accident. Those policyholders choosing not to accept the Proformance replacement insurance coverage due to rate or coverage disparities or individual consumer choice must seek replacement coverage with another carrier. Once the Proformance replacement offer has been rejected by a policyholder, Proformance has no further obligation to that policyholder.
      With respect to our replacement carrier transaction with OCIC and OCNJ, on February 22, 2005 Proformance notified OCNJ that OCNJ owed Proformance $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ had until May 15, 2005 to make payment to us. As of the date hereof, we have not yet received any payment because our discussions with OCNJ and OCIC are continuing. Subsequent to the notification provided to OCIC and OCNJ, we have had several discussions with OCIC relating to certain components to the underlying calculation which supports the amount owed to Proformance for the 2004 year. As part of these discussions, which are ongoing as of the date of this filing, OCIC has requested additional supporting documentation, and has initially raised issues with respect to approximately $2 million of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of NJAIRE assessments, or a total of $3,412,000, allocated to OCNJ. We have recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 currently under discussion with OCIC) as replacement carrier revenue from related party in our consolidated statement of income for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because that is management’s best estimate of the amount for which we believe collectibility is reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management’s estimates and judgment and thus more susceptible to challenge by OCIC. In addition, management cannot be certain that OCIC will not raise any additional issues beyond those of which we are presently aware and have itemized herein. OCNJ may, prior to making payment to us, raise additional issues and dispute other amounts. We also note our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed Proformance approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and the fact that we have not yet reached final agreement with OCIC and OCNJ and they may raise additional issues until making payment to us, and our experience from 2003, management’s best estimate of the amount for 2004 for which we believe collectibility from OCIC is reasonably assured is $4,350,000. The $4,350,000 referred to above continues to be reported as a receivable as of March 31, 2005, as this continues to represent management’s best estimate of the amount for which management believes collectibility is reasonably assured.
      With respect to our replacement carrier transaction with Sentry, in the event that the premium-to-surplus ratio for the Sentry business written by Proformance exceeds 2.5 to 1 during a specified period, Sentry is obligated to pay to Proformance such additional sums of money as necessary, up to an aggregate limit of $1,250,000, to reduce the premium-to-surplus ratio for the Sentry insurance business written by Proformance to not less than 2.5 to 1. On February 22, 2005 Proformance notified Sentry that Sentry owed Proformance $1,250,000 for the 2004 year in connection with the requirement. On May 16, 2005, we received $1,250,000 from Sentry in settlement of the amounts owed to us.

Revenues
      We derive our revenues primarily from the net premiums we earn, net investment income we earn on our invested assets and revenue associated with replacement carrier transactions. Net earned premiums is the difference between the premiums we earn from the sales of insurance policies and the portion of those premiums that we cede to our reinsurers.
      The revenue we earned from replacement carrier transactions relates to the funds that we received to assume the renewal obligations of those books of business. Revenue from replacement carrier transactions are recognized pro-rata over the period that we complete our obligations under the terms of the agreement which typically relate to the renewal option period of the policyholders ranging from six months to a year, as required pursuant to the terms of the contract. Certain replacement carrier contracts require additional consideration to be paid to us based on an evaluation of the ratio of premiums written to surplus. The calculation is performed and related revenue is recognized as earned annually pursuant to the terms of the contract. We did not record any replacement carrier revenue for the three months ended March 31, 2005. We do not expect to record replacement carrier revenue in the future unless we enter into additional replacement carrier transactions.
      Investment income consists of the income we earn on our fixed income and equity investments as well as short term investments. The “other income” we earn consists of service fees charged to insureds that pay on installment plans, commission received by NAIA from third party business and revenue from our contract with AT&T in which we provide claims handling and risk data reporting on general liability, automobile liability and physical damage and household move claims.

Expenses
      Our expenses consist primarily of three types: losses and loss adjustment expenses, including estimates for losses and loss adjustment expenses incurred during the period and changes in estimates from prior periods, less the portion of those insurance losses and loss adjustment expenses that we cede to our reinsurers; and acquisition expenses, which consist of commissions we pay our agents. In addition, other acquisition expenses include premium taxes and company expenses related to the production and underwriting of insurance policies, less ceding commissions that we receive under the terms of our reinsurance contracts; and other operating and general expenses which include general and administrative expenses.
      The provision for unpaid losses and loss adjustment expenses includes individual case estimates, principally on the basis of reports received from claim adjusters employed by Proformance, for losses reported prior to the close of the year and estimates with respect to incurred but not reported losses and loss adjustment expenses, net of anticipated salvage and subrogation. The method of making such estimates and for establishing the resulting reserves is continually reviewed and updated, and adjustments resulting therefrom are reflected in current operations. The estimates are determined by management and are based upon industry data relating to loss and loss adjustment expense ratios as well as Proformance’s historical data.

      Acquisition expenses, which consist of commissions and other underwriting expenses, are costs that vary with and are directly related to the underwriting of new policies and are deferred and amortized over the period in which the related premiums are earned.
      Other operating and general expenses consist primarily of NJAIRE assessments, professional fees, depreciation and other general expenses that are not directly associated with the production of new insurance policies.
Critical Accounting Policies
      The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. We have identified below two accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of these policies. In addition, please see “Overview” above for a discussion of the amount we estimated and recorded as replacement carrier revenue from related party in our condensed consolidated statement of income for the three months ended March 31, 2005 with respect to the Ohio Casualty replacement carrier transaction.

Loss and Loss Adjustment Expenses Reserves
      Significant periods of time can elapse between the occurrence of an insured loss, the reporting to us of that loss and our final payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. Our reserves represent actuarially determined best estimates of amounts needed to pay reported and unreported losses and the expenses of investigating and paying those losses, or loss adjustment expenses. Every quarter, we review our previously established reserves and adjust them, if necessary.
      When a claim is reported, claims personnel establish a “case reserve” for the estimated amount of ultimate payment. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims personnel. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on subsequent developments and periodic reviews of the cases.
      In accordance with industry practice, we also maintain reserves for estimated losses incurred but not yet reported. Incurred but not yet reported reserves are determined in accordance with commonly accepted actuarial reserving techniques on the basis of our historical information and experience. We review and make adjustments to incurred but not yet reported reserves quarterly.
      When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. A change in any of these factors from the assumptions implicit in our estimate can cause our actual loss experience to be better or worse than our reserves, and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves and currently established reserves may not prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period that redundancy is recognized.
      For the three months ended March 31, 2005, we reduced reserves for prior years by $0.5 million because our actual loss experience, especially for no-fault coverage, was lower than expected due to reduced claims frequency. For the year ended December 31, 2004, we reduced reserves for prior years by $0.7 million because our actual loss experience observed during the period, especially during the fourth quarter of 2004, was slightly lower than expected due to a reduction in the frequency of claims reported during the fourth quarter of 2004. Notwithstanding this past experience, we cannot predict whether reserves will develop favorably or unfavorably in the future.
      We have made no changes in key assumptions to the estimates of reserves (i.e., liabilities for loss and loss adjustment expenses) since March 31, 2005. Changes in reserve estimates evolved over a period of time and we made reserve adjustments in the period that we considered factors to represent reliable trends on which to base such adjustments.
      The table below sets forth the types of reserves we maintain for our lines of business and indicates the amount of reserves as of March 31, 2005 for each line of business.
National Atlantic Holdings Corporation
Breakout of Reserves by Line of Business
As of March 31, 2005

	Direct Case	Assumed		Assumed	Total Balance
	Reserves	Case Reserves	Direct IBNR	IBNR	Sheet Reserves

	($ in thousands)
Line of Business:
Fire	$0	$21	$0	$0	$21
Allied	0	2	0	0	2
Homeowners	3,476	0	4,680	0	8,156
Personal Auto	57,897	18	97,006	0	154,921
Commercial Auto	10,452	1,163	13,779	1,667	27,061
Other Liability	152	0	1,610	0	1,762

Total Reserves	$71,977	$1,204	$117,075	$1,667	$191,923

Less: Reinsurance Recoverables on Unpaid Losses					(25,223)

Total Net Reserves					$166,700

      In establishing our net reserves as of March 31, 2005, our actuaries determined that the range of reserve estimates at that date was between $154.4 million and $177.7 million. The amount of net reserves at March 31, 2005, which represents the best estimate of management and our actuaries within that range, was $166.7 million. There are two major factors that could result in ultimate losses below management’s best estimate:

•	The amount of reported losses and reported claim frequency for accident quarter 2005 are at a lower rate than prior accident quarters at 12 months of development, especially for personal auto liability. If this development continues, reserves of accident year 2005 will be redundant.

•	Management noted that, based on its review of peer companies, which are companies that underwrite and distribute products similar to ours using the same distribution channel we do, the loss development factors of these companies, which measure the change in reported losses from one evaluation period to another, have been declining in the past several years. This trend, if continued, would result in ultimate losses lower than the aforementioned best estimate.
      There are two major factors that could result in ultimate losses above management’s best estimate:

•	Loss trends (both frequency and severity) have been declining in recent years in the New Jersey personal auto insurance market. If loss trends become unfavorable, our reserves could be deficient.

•	Claims for uninsured motorists generally have a longer development period than other liability losses. If the frequency of uninsured motorist claims increases beyond our current estimated levels, loss emergence could be greater than what we projected in our loss development analysis.

Investment Accounting Policy — Impairment
      Effective December 31, 2003, we adopted the disclosure provisions of Emerging Issue Task Force Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or EITF 03-01. Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115, that are classified as either available-for-sale or held-to maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that we consider in concluding that the unrealized losses were not other-than-temporary. In September 2004, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position Emerging Issues Task Force Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FASB Staff Position to consider whether further application guidance is necessary for securities analyzed for impairment under EITF 03-1. We continue to assess the potential impact that the adoption of the proposed FASB Staff Position could have on our financial statements.
      Our principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. Recognition of income ceases when a bond goes into default. We evaluate whether impairments have occurred case-by-case. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and amount of decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations we use in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or subsection; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairment of securities where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) other subjective factors, including concentrations and information obtained from regulators and rating agencies and (vii) management’s intent and ability to hold securities to recovery. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.
Insurance Ratios
      The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability. The combined ratio is the sum of the loss ratio and the expense ratio. The loss ratio is the ratio of losses and loss adjustment expenses to net earned premiums. The expense ratio, when calculated on a statutory accounting basis, is the ratio of underwriting expenses to net written premiums. The expense ratio, when calculated on a GAAP basis, differs from the statutory method specifically as it relates to policy acquisition expenses. Policy acquisition expenses are expensed as incurred under the statutory accounting method. However, for GAAP, policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned. The combined ratio reflects only underwriting results and does not include fee for service income. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions and other factors.
Results of Operations
      We have experienced considerable growth in our business commencing in early 2002 and continuing throughout 2003. Specifically, on December 18, 2001 we entered into an agreement with OCIC and OCNJ to become a replacement carrier pursuant to which OCNJ would transfer to Proformance the obligation to offer renewals for all of OCNJ’s New Jersey private passenger automobile business effective March 18, 2002. In connection with this transaction our direct written premiums, net written premiums and net earned premiums increased from $49.8 million, $25.5 million and $25.4 million, respectively, for the year ended December 31, 2001, to $163.2 million, $147.0 million and $143.2 million, respectively, for the year ended December 31, 2003, increases of 227.7%, 476.5% and 463.8%, respectively, during that period. In addition total assets, losses and loss adjustment expense reserves and total shareholders’ equity increased from $78.3 million, $56.7 million and $(4.0) million as of December 31, 2001 to $266.7 million, $134.2 million and $49.8 million, respectively, as of December 31, 2003, increases of 240.6% to total assets, and 136.7% to losses and loss adjustment expense reserves during that period. Also as part of this transaction we recorded replacement carrier revenue in the amount of $4.4 million, $12.7 million and $21.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      In addition, on October 21, 2003 and December 8, 2003, respectively, we entered into two additional replacement carrier agreements with Sentry and Met P&C whereby we agreed to become the replacement carrier for the personal lines business of each entity in New Jersey. We received $0.9 million and have received an additional $2.6 million in 2004 from Sentry, $2.8 million of which we recorded as deferred revenue as of December 31, 2003 and $0.7 million recorded as replacement carrier revenue for the year ended December 31, 2003. We received $20.1 million ($9.5 million recorded as deferred revenue as of December 31, 2003, $0.6 million recorded as replacement carrier revenue from a related party for the year ended December 31, 2003, and $10.0 million in the form of a capital contribution) from Met P&C. For the year ended December 31, 2004, we recorded $13.6 million of replacement carrier revenue in connection with these transactions ($9.5 million from Met P&C and $4.1 million from Sentry) as we completed our obligations under the terms of each agreement which relates to our obligation to offer renewals to each Sentry and Met P&C policyholder transferred to Proformance. We do not expect to record replacement carrier revenue in the future unless we enter into additional replacement carrier transactions. These transactions contributed to our increase in shareholders’ equity from $18.1 million as of December 31, 2002 to $67.8 million as of December 31, 2004.
      During the first quarter of 2005 our growth continues as our direct written premiums for the three months ended March 31, 2005 increased 29.7% to $60.3 million from $46.5 million in the comparable 2004 period. The increase is due to a transition from six-month policies to twelve-month policies on our personal lines. This transition resulted in a conversion of nearly half our personal lines business to the twelve-month policies in the first quarter of 2005. This conversion generated an additional $12.4 million of direct written premium for the three months ending March 31, 2005. In addition, new business generated by our Partner Agents was $4.4 million, offset by attrition of existing business and non-renewal of replacement carrier business of $3.0 million. Of the direct written premium written, the Sentry replacement carrier transaction consisted of $3.1 million and the Met P&C replacement carrier transaction consisted of $9.3 million.

      The table below shows certain of our selected financial results for the three months ended March 31, 2005 and 2004:

	For the Three Months
	Ended March 31,

	2005	2004

Direct written premiums	$60,270	$46,501
Net written premiums	56,786	44,098
Net earned premiums	47,370	39,138
Replacement carrier revenue from related party	—	5,045
Replacement carrier revenue from unrelated party	—	875
Investment income	2,282	1,184
Net realized investment gains (losses)	392	677
Other income	286	449

Total revenue	50,330	47,368

	For the Three Months
	Ended March 31,

	2005	2004

Losses and loss adjustment expenses	$32,827	$29,623
Acquisition expenses	9,941	9,678
Other operating and general expenses	1,102	3,539

Total expenses	43,870	42,840
Income before income taxes	6,461	4,528
Income tax expense	2,088	1,557

Net (loss) income	$4,373	$2,971

For the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
      Direct Written Premiums. Direct written premiums for the three months ended March 31, 2005 increased by $13.8 million, or 29.7%, to $60.3 million from $46.5 million in the comparable 2004 period. The increase is due to a transition from six-month policies to twelve-month policies on our personal lines. This transition resulted in a conversion of nearly half our personal lines business to the twelve month polices in the first quarter of 2005. This conversion generated an additional $12.4 million of direct written premium for the three months ending March 31 2005. In addition, new business generated by our Partner Agents was $4.4 million, offset by attrition of existing business and non-renewal of replacement carrier business of $3.0 million. Of the direct written premium written, the Sentry replacement carrier transaction consisted of $3.1 million and the Met P&C replacement carrier transaction consisted of $9.3 million.
      Net Written Premiums. Net written premiums for the three months ended March 31, 2005 increased by $12.0 million, or 28.8%, to $56.8 million from $44.1 million in the comparable 2004 period. The increase was due to the increase in direct written premiums for the same period.
      Net Earned Premiums. Net earned premiums for the three months ended March 31, 2005 increased by $8.3 million, or 21.2%, to $47.4 million from $39.1 million in the comparable 2004 period. This increase was due to the increase in net written premiums for the same period. The increase in net earned premiums for the three months ended March 31, 2005 was less than the increase in net written premiums for the comparable period due to the fact that in January 2005 we commenced an initiative to transition our six month policies to twelve month policy terms.
      Replacement Carrier Revenue. Replacement carrier revenue for the three months ended March 31, 2005 decreased by $5.9 million to $0.0 from $5.9 million in the comparable 2004 period. The decrease was due to the completion of the revenue recognition process associated with the Met P&C and Sentry replacement carrier transactions which began in the fourth quarter of 2003 and were completed during 2004.
      Investment Income. Investment income for the three months ended March 31, 2005 increased by $1.1 million, or 91.7%, to $2.3 million from $1.2 million in 2004. The increase was due primarily to an increase in invested assets to $259.5 million from $186.0 million for the comparable 2004 period. The increase in invested assets was primarily due to the increase in net written premiums during the period. Our average book yield to maturity for the three months ended March 31, 2005 and 2004 was 5.05% and 4.49%, respectively. The increase in yield was due to the decrease in our cash instruments and our ability to purchase securities with higher yields.
      Net Realized Investment Gain (Loss). Net realized investment gain (loss) for three months ended March 31, 2005 and 2004 were $0.4 million and $0.7 million, respectively.
      Other Income. Other income for the for three months ended March 31, 2005 and 2004 was $0.3 million and $0.5 million, respectively. The decrease was primarily due to a $0.1 million reduction in claims services revenue in connection with the contract with AT&T.
      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three months ended March 31, 2005 increased by $3.2 million, or 10.8%, to $32.8 million from $29.6 million in the comparable 2004 period. Losses and loss adjustment expenses for the three months ended March 31, 2005 increased by $3.7 million for the 2005 accident year as a result of the growth in the Company’s net earned premiums. For the three months ended March 31, 2005, we reduced reserves for prior years by $0.5 million because our actual loss experience, especially for no-fault coverage, was lower than expected due to reduced claims frequency. Excluding the reserve decrease for prior years, the 2005 accident quarter loss ratio decreased to 73.7% from 77.0% for the accident quarter for the three months ending March 31, 2004 due to price strengthening, more restrictive underwriting and lower claims frequency. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the three months ended March 31, 2005 was 68.9% compared to 75.7% for the three months ended March 31, 2004. The ratio of net incurred losses, excluding loss adjustment expenses, to net earned premiums during 2005 was 59.3% compared to 66.9% for the comparable 2004 period.
      Acquisition Expenses. Acquisition expenses for the three months ended March 31, 2005 increased by $0.2 million, or 2.1%, to $9.9 million from $9.7 million in the comparable 2004 period. As a percentage of net written premiums, our acquisition expense ratio for the three months ended March 31, 2005 was 17.5% compared to 22.0% for the comparable 2004 period. The increase in acquisition expenses is due to the increase in net written premiums and the related acquisition expenses incurred (principally the commission paid to agents) to produce and underwrite that premium, for the three months ended March 31, 2005 compared to the comparable period in 2004 offset by the amount of deferred acquisition costs amortized. The decrease in acquisition expense ratio is due to the fact that while our acquisition expenses increased by $0.2 million or 2.1%, our net written premiums increased by $12.0 million or 27.2%, thus causing the decrease in the acquisition expense ratio.
      Other Operating and General Expenses. Other operating and general expenses for three months ended March 31, 2005 and 2004 were $1.1 million and $3.5 million, respectively. The decrease in other operating and general expenses of $2.4 million is related to an decrease in assessments from the New Jersey Automobile Insurance Risk Exchange, or NJAIRE, of $1.7 million (of which $1.4 million reflects a “true-up” settlement with respect to 2003) for the three months ended March 31, 2005 as compared to the assessment for the comparable 2004 period.
      Income Tax Expense. Income tax expense for the three months ended March 31, 2005 and 2004 was $2.1 million and $1.6 million, respectively. The increase of $0.5 million in income tax expense for the three months ended March 31, 2005 was due to the increase in income before tax for the same period.
      Net Income. Net income after tax for the three months ended March 31, 2005 and 2004 was $4.4 million and $3.0 million, respectively, as a result of the factors discussed above.

Liquidity and Capital Resources
      We are organized as a holding company with all of our operations being conducted by our insurance subsidiaries, which underwrite the risks associated with our insurance policies, and our non-insurance subsidiaries, which provide our policyholders and our insurance subsidiaries a variety of services related to the insurance policies we write. We have continuing cash needs for taxes and administrative expenses. These ongoing obligations are funded with dividends from our non-insurance subsidiaries. Our taxes are paid by each subsidiary through an inter-company tax allocation agreement. In addition, a portion of the proceeds of our sale of common stock to our Partner Agents has historically been used to pay taxes.
      Proformance’s primary sources of funds are premiums received, investment income and proceeds from the sale and redemption of investment securities. Our non-insurance subsidiaries’ primary source of funds is policy service revenues. Our subsidiaries use funds to pay operating expenses, make payments under the tax allocation agreement, and pay dividends to us. In addition, Proformance uses funds to pay claims and purchase investments.
      Our consolidated cash flow provided by operations was $13.9 million and $13.8 million for each of the three months ended March 31, 2005 and 2004, respectively. The cash flow provided by operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 remained constant as there were increases in premiums receivable, prepaid reinsurance, unearned premiums and other liabilities, offset by decreases in unpaid losses and loss adjustment expenses, as well as the deferred revenue which was recognized as replacement carrier revenue from a related party during the three months ended March 31, 2004.
      For the three months ended March 31, 2005 and 2004, our consolidated cash flow used for investing activities was $25.3 million and $12.6 million, respectively. The increase in cash used in investing activities for the three months ended March 31, 2005 relates primarily to the purchase of investments in connection with the respective increases in premium writings for the period.
      Our consolidated cash flow from financing activities was $0.0 for each of the three months ended March 31, 2005 and 2004.
      The effective duration of our investment portfolio was 6.3 years as of March 31, 2005. By contrast, our liability duration was approximately 3.5 years as of March 31, 2005. We do not believe this difference in duration adversely affects our ability to meet our current obligations because we believe our cash flows from operations are sufficient to meet those obligations. Pursuant to our tax planning strategy, we invested the $40.6 million received from the Ohio Casualty replacement carrier transaction in long-term bonds in accordance with Treasury Ruling Regulation 1.362-2, which allows us to defer the payment of income taxes on the associated replacement carrier revenue until the underlying securities are either sold or mature. The effective duration of our investment portfolio, when excluding these securities is reduced from 6.3 years to 3.5 years.
      Management believes that the current level of cash flow from operations provides us with sufficient liquidity to meet our operating needs over the next 12 months. We expect to be able to continue to meet our operating needs after the next 12 months from internally generated funds. Since our ability to meet our obligations in the long term (beyond such 12-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs.
      On April 21, 2005, an initial public offering of 6,650,000 shares of our common stock (after the aforementioned 43-for-1 stock split) was completed. We sold 5,985,000 shares resulting in net proceeds (after deducting issuance costs and the underwriters discount) of $63,406,361. We contributed $43,000,000 to Proformance, which increased its statutory surplus. The additional capital will permit us to reduce our reinsurance purchases and to retain more of the direct written premiums produced by our partner agents. In addition, we intend to increase the capital of our other operating subsidiaries by approximately $10,000,000 to facilitate the execution of their business plans. The remainder of the capital raised by us will be used for general corporate purposes, including but not limited to possible additional increases to the capitalization of our existing subsidiaries.

      There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from Proformance are subject to restrictions relating to statutory surplus and earnings. Proformance may not make an “extraordinary dividend” until 30 days after the Commissioner of the New Jersey Department of Banking and Insurance (which we refer to as the Commissioner) has received notice of the intended dividend and has not objected or has approved it in such time. An extraordinary dividend is defined as any dividend or distribution whose fair market value together with that of other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income (excluding realized capital gains) for the twelve-month period ending on the preceding December 31, in each case determined in accordance with statutory accounting practices. Under New Jersey law, an insurer may pay dividends that are not considered extraordinary only from its unassigned funds, also known as its earned surplus. The insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs following payment of any dividend or distribution to stockholders. As of the date hereof, Proformance is not permitted to pay any dividends without the approval of the Commissioner as it has negative unassigned surplus as a result of historical underwriting losses. Proformance has not paid any dividends in the past and we do not anticipate that Proformance will pay dividends in the foreseeable future because we wish to reduce our reinsurance purchases in order to retain more of the gross premiums written we generate and seek stronger financial strength ratings for Proformance, both of which require that the capital of Proformance be increased. In addition, the payment of dividends and other distributions by Mayfair is regulated by Bermuda insurance law and regulations.
Investments
      As of March 31, 2005 and December 31, 2004, Proformance maintained a high quality investment portfolio and did not have significant gross unrealized losses.
      As of March 31, 2005 and December 31, 2004, we did not hold any securities that were not publicly traded, because our investment policy prohibits us from purchasing those securities. In addition, at those dates, we did not have any non-investment grade fixed income securities.
      As of December 31, 2004, fixed maturity securities having an unrealized loss of $328,335, a fair value of $76,477,342 and an amortized cost of $76,805,677 were in a continuous unrealized loss position for less than twelve months. As of March 31, 2005, fixed maturity securities having an unrealized loss of $1,508,591, a fair value of $149,519,111 and an amortized cost of $151,027,702 were in a continuous unrealized loss position for less than twelve months.
      As of December 31, 2004, equity and preferred securities having an unrealized loss of $81,418, a fair value of $732,780 and an amortized cost of $814,198 were in a continuous unrealized loss position for less than twelve months. As of March 31, 2005, equity and preferred securities having an unrealized loss of $850,732, a fair value of $18,919,639 and an amortized cost of $19,770,371 were in a continuous unrealized loss position for less than twelve months.
      As March 31, 2005, gross unrealized losses totaled $3,187,059. This amount was calculated using the following data: $829,853 of unrealized losses related to securities of the U.S. Government, government agencies and authorities, $581,728 related to state, local and government agencies, $870,336 related to industrial and miscellaneous, $13,735 related to mortgage backed securities and $891,407 related to equity securities.
      As more fully described above under — Critical Accounting Policies — Investment Accounting Policy — Impairment, in accordance with the guidance of paragraph 16 of FAS 115, should an other-than-temporary impairment be determined, we recognize such loss on the income statement and we write down the value of the security and treat the adjusted value as the new cost basis of the security.
      Our gross unrealized losses represented 1.2% of cost or amortized cost of the investment portfolio as of March 31, 2005. Fixed maturities represented 91.0% of the investment portfolio and 72% of the unrealized losses as of March 31, 2005.

      There are two preferred securities having an unrealized loss of $40,675, a fair value of $924,085 and an amortized cost of $964,760 as of March 31, 2005 which has been in a continuous unrealized loss position for greater than 12 months. There were 19 fixed maturity securities having an unrealized loss of $787,061, a fair value of $14,395,913 and an amortized cost of $15,182,974 as of March 31, 2005 which have been in a continuous unrealized loss position for greater than 12 months.
      Our fixed income securities in an unrealized loss position are above investment grade securities with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of our ongoing security monitoring process by our investment manager and investment committee, it was concluded that one security in the portfolio was considered to be other than temporarily impaired as of March 31, 2005. We believe, with the investment committee’s confirmation, that securities that are temporarily impaired that continue to pay principal and interest in accordance with their contractual terms, will continue to do so.
      Management considers a number of factors when selling securities. For fixed income securities, management considers realizing a loss if the interest payments are not made on schedule or the credit quality has deteriorated. Management also considers selling a fixed income security in order to increase liquidity. Management considers selling an equity security at a loss if it believes that the fundamentals, i.e., earnings growth, earnings guidance, prospects of dividends, and management quality have deteriorated. Management considers selling equity securities at a gain for liquidity purposes. Our investment manager is restricted with respect to the sales of all securities in an unrealized loss position. These transactions require the review and approval by senior management prior to execution.
      We review our unrealized gains and losses on at least a quarterly basis to determine if the investments are in compliance with our interest rate forecast and the equity modeling process. Specifically, in the current economic environment, we would consider selling securities if we can reallocate the sales proceeds to more suitable investments as it relates to either our interest rate forecast or equity model.
      In addition, we conduct a “sensitivity” analysis of our fixed income portfolio on at least a quarterly basis to determine the market value impact on our fixed income portfolio of an increase or decrease in interest rates of 1%. Based on this analysis, we will continue to hold securities in an unrealized gain or loss position if the payments of principal and interest are not delinquent and are being made consistent with the investment’s repayment schedule. The related impact on the investment portfolio is realized should we decide to sell a particular investment at either a gain or a loss.
      Furthermore, if we believe that the yield to maturity determined by the price of the fixed income security can be attained or exceeded by an alternative investment that decreases our interest rate risk and/ or duration, we may sell the fixed income security. This may initially increase or decrease our investment income and allow us to reallocate the proceeds to other investments. Our decision to purchase and sell investments is also dependent upon the economic conditions at a particular point in time.
      Our policy states that if the fair value of a security is less than the amortized cost, the security will be considered impaired. For investments classified as available for sale, we need to consider writing down the investment to its fair value if the impairment is considered other than temporary. If a security is considered other-than-temporarily impaired pursuant to this policy, the cost basis of the individual security will be written down to the current market value. The amount of the write-down will be calculated as the difference between cost and fair market value and accounted for as a realized loss for accounting purposes which negatively impacts future earnings.
      As of March 31, 2005 and as of December 31, 2004, our fixed income portfolio was 54.3% and 57.3%, concentrated in U.S. government securities and securities of government agencies and authorities that carry an “Aaa” rating from Moody’s, respectively.
      As of March 31, 2005 and as of December 31, 2004, we did not have any material underwater securities. The following summarizes our unrealized losses by designated category as of March 31, 2005.

Securities in an Unrealized Loss Position for Less than 6 Months

				% of
			Unrealized	Unrealized
	Amortized Cost	Fair Value	Losses	Loss

Investment Grade Fixed Income	$143,225,738	$141,859,903	$(1,365,835)	(0.95)%
Equities	$19,546,894	$18,721,297	$(825,597)	(4.22)%
Securities in an Unrealized Loss Position for 6 to 12 Months

				% of
			Unrealized	Unrealized
	Amortized Cost	Fair Value	Losses	Loss

Investment Grade Fixed Income	$7,801,964	$7,659,208	$(142,756)	(1.83)%
Equities	223,477	198,342	(25,135)	(11.25)%
Securities in an Unrealized Loss Position for 12 to 24 Months

				% of
			Unrealized	Unrealized
	Amortized Cost	Fair Value	Losses	Loss

Investment Grade Fixed Income	$15,182,974	$14,395,913	$(787,061)	(5.18)%
Equities	$964,760	$924,085	$(40,675)	(4.22)%
Securities with a Decline in Market Value Below Carrying Values Less than 20%

				% of
			Unrealized	Unrealized
	Amortized Cost	Fair Value	Losses	Loss

Investment Grade Fixed Income	$166,210,676	$163,915,024	$(2,295,652)	(1.38)%
Equities	$20,735,131	$19,843,724	$(891,407)	(4.30)%
Securities with a Decline in Market Value below Carrying Values of 20%-50%

% of
			Unrealized	Unrealized
	Amortized Cost	Fair Value	Losses	Loss

Investment Grade Fixed Income	—	—	—	—
Equities	—	—	—	—
Securities with a Decline in Market Value Below Carrying Values Greater than 50%

% of
			Unrealized	Unrealized
	Amortized Cost	Fair Value	Losses	Loss

Investment Grade Fixed Income	—	—	—	—
Equities	—	—	—	—

Contractual Obligations
      The following table summarizes our long-term contractual obligations and credit-related commitments as of March 31, 2005.
Contractual Obligations and Credit-Related Commitments(1)

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Loss and Loss Adjustment Expenses	$64,102,285	$93,082,659	$31,667,296	$3,070,769	$191,923,009
Operating Lease Obligations(2)	$906,599	$1,813,198	$1,187,647	$—	$3,907,444

(1)	As of March 31, 2005 we had property and casualty reserves of $191.9 million. The amounts and timing of these obligations are not set contractually. Nonetheless, based on cumulative property and casualty claims paid over the last ten years, we anticipate that approximately 33.4% will be paid within a year, an additional 48.5% between one and three years, 16.5% between three and five years and 1.6% in more than five years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this payment estimate because of the potential impact from changes in:

•	the legal environment whereby court decisions and changes in backlogs in the court system could influence claim payout patterns.

•	our mix of business because property and first-party claims settle more quickly than bodily injury claims.

•	claims staffing levels — claims may be settled at a different rate based on the future staffing levels of the claim department.

•	reinsurance programs — changes in Proformance’s retention will influence the payout of the liabilities. As Proformance’s net retention increases, the liabilities will take longer to settle than in past years.

•	loss cost trends — increases/decreases in inflationary factors (legal and economic) will influence ultimate claim payouts and their timing.

(2)	Represents our minimum rental commitments as of March 31, 2005 pursuant to our seven-year lease agreement for the use of our office space and equipment at 4 Paragon Way, Freehold, NJ 07728 and our four-year lease agreement for the use of our office space and equipment at 3 Paragon Way, Freehold, NJ 07728.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.
Effects of Inflation
      We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates and claim costs.
Adoption of New Accounting Pronouncements
      Effective December 31, 2003, we adopted the disclosure requirements of Emerging Issues Task Force Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments. Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, Accounting for Certain Investment in Debt and Equity

Securities, which are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the holdings in an unrealized loss position in order to provide additional information that we considered in concluding that the unrealized losses were not other-than-temporary. In September 2004, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position Emerging Issues Task Force Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FASB Staff Position to consider whether further application guidance is necessary for securities analyzed for impairment under EITF 03-1. We continue to assess the potential impact that the adoption of the proposed FASB Staff Position could have on our financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the Commission issued Staff Accounting Bulletin (“SAB”) 107 which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the Commission amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that begins after June 15, 2005. We are required to adopt the provisions of SFAS 123R effective January 1, 2006 at which time the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
General
      Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to market risk through our investment activities and our financing activities. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for trading or speculative purposes.
Interest Rate Risk
      Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Our fixed maturity investments include U.S. and foreign government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and mortgage-backed securities, most of which are exposed to changes in prevailing interest rates.
      All of our investing is done by our insurance subsidiary, Proformance. We invest according to guidelines devised by an internal investment committee, comprised of management of Proformance and an outside director of NAHC, focusing on investments that we believe will produce an acceptable rate of return given the risks assumed. Our investment portfolio is managed by the investment officer at Proformance with oversight from our Chief Accounting Officer and the assistance of outside investment advisors. Our objectives are to seek the highest total investment return consistent with prudent risk level by investing in a portfolio comprised of high quality investments including common stock, convertible securities, bonds and money market funds in accordance with the asset classifications set forth in Proformance’s Investment Policy Statement Guidelines and Objectives.
      The tables below show the interest rate sensitivity of our fixed income and preferred stock financial instruments measured in terms of fair value (which is equal to the book value for all our securities) for the periods indicated.

	Fair Value

	-100 Basis	As of	+100 Basis
	Point Change	3/31/05	Point Change

	($ in thousands)
Fixed maturities and preferred stocks	$229,640	$216,111	$202,582
Cash and cash equivalents	4,172	4,172	4,172

Total	$233,812	$220,283	$206,754

	Fair Value

	-100 Basis	As of	+100 Basis
	Point Change	12/31/2004	Point Change

	($ in thousands)
Fixed maturities and preferred stocks	$200,684	$212,589	$224,494
Cash and cash equivalents	15,542	15,542	15,542

Total	$216,226	$228,131	$240,036
Equity Risk
      Equity risk is the risk that we will incur economic losses due to adverse changes in the prices of equity securities in our investment portfolio. Our exposure to changes in equity prices primarily result from our holdings of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values of our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimate that such a decline in equity market prices would decrease the market value of our equity investments by approximately $2,362,419 and $1,104,167, respectively, based on our equity positions as of March 31, 2005 and December 31, 2004.
      As of March 31, 2005, approximately 9.0% of our investment portfolio was invested in equity securities. We continuously evaluate market conditions regarding equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.
Credit Risk
      We have exposure to credit risk as a holder of fixed income securities. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines to reduce our credit risk. As of March 31, 2005, approximately 54.3% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, 42.1% was invested in other fixed income securities rated “Aaa”/“Aa” by Moody’s, and 3.6% was invested in fixed income securities rated “A” by Moody’s. As of the date hereof, we do not own any securities with a rating of less than “A.”
      We are also subject to credit risks with respect to our third-party reinsurers. Although reinsurers are liable to us to the extent we cede risks to them, we are ultimately liable to our policyholders on all these risks. As a result, reinsurance does not limit our ultimate obligation to pay claims to policyholders and we may not be able to recover claims made to our reinsurers.

Item 4.	Controls and Procedures.
Evaluation of disclosure controls and procedures
      As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded, as of the end of the period covered by this report, that because of the material weaknesses in internal control over financial reporting previously identified by management that are still in the process of being remediated, as described below, our disclosure controls and procedures were not effective as of March 31, 2005.
Changes in Internal Control over Financial Reporting
      Except as set forth below, there was no change in our internal control over financial reporting during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
      Our management and independent registered public accounting firm previously determined that there were material weaknesses in our internal controls over financial reporting. In 2003, we recognized a need to enhance our financial reporting resources and processes, in particular as we prepared for our initial public offering. Accordingly, we took and will continue to take steps to enhance our financial reporting resources and processes, including, among others, hiring Frank J. Prudente as Executive Vice President — Corporate Finance.
      During their audit of our financial statements for the nine months ended September 30, 2004, on which they have issued their report dated December 20, 2004, our independent registered public accounting firm identified certain reportable conditions that constitute material weaknesses in our internal controls over financial reporting, including weaknesses (i) in our ability to report elements of our financial statements processed at the end of reporting periods, such as loss and loss adjustment expenses, deferred acquisition costs and expense accruals, (ii) in our ability to account for and report unique transactions or events, such as revenue recognition for our replacement carrier transactions and (iii) in the quality of data supporting certain of our financial statement elements because of our reliance on manual and other in-house information tracking systems. Our independent registered public accounting firm also identified material weaknesses in our internal controls in that we did not have an actuarial expert on our management team and we had not identified and designated a chief accounting officer.
      Our audit committee and our management team acknowledged and agreed with the matters identified as material weaknesses. In response to those findings as well as to our continued efforts to improve our internal controls, we initiated further corrective actions to address the control deficiencies identified by us and our independent registered public accounting firm, including the following:

•	we designated Frank J. Prudente as our Chief Accounting Officer and gave him authority and responsibility with respect to all accounting matters to enhance proper end-of-period reporting and data quality issues;

•	we hired Bruce C. Bassman as Senior Vice President and Chief Actuarial Officer, which we believe has enhanced our ability to report end-of-period balances;

•	we hired an internal audit manager;

•	we replaced our director of GAAP financial reporting;

•	we are in the process of implementing a new reinsurance accounting system which is addressing the material weaknesses in our reinsurance accounting by eliminating our use of manual spreadsheets; and

•	we are in the process of upgrading our systems for accounting for premiums receivable by working with the vendor for that system, who has recently performed a diagnostic on that system, which has enhanced our ability to properly record premium receivable balances at the end of reporting periods.
      We believe these actions and our previously implemented enhancements to our financial reporting resources and processes have strengthened and will continue to strengthen our internal controls over financial reporting and addressed and will continue to address the material weaknesses identified by our independent registered public accounting firm. For example, we believe that the hiring of a Chief Actuarial Officer will aid in remedying the material weaknesses regarding end-of-period reporting.
      Although the full benefits of these changes will be fully realized over time, we believe that the major benefits of these changes, such as the hiring of our Chief Actuarial Officer and designation of a Chief Accounting Officer, has assisted in and will continue to aid in remedying our material weaknesses and enhance our financial reporting. We do not believe that the material weaknesses had a material impact on our reported financial results. In addition, we do not expect the potential financial costs of these actions to be material.
PART II

Item 1.	Legal Proceedings.
      None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      None.

Item 3.	Defaults Upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      The following documents are filed as part of this report:

10.1	Underwriting Agreement dated April 20, 2004 among National Atlantic Holdings Corporation, The Ohio Casualty Insurance Company and the Purchasers named therein*
11.1	Statement re: computation of per share earnings*
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

*	Filed herewith

SIGNATURES
      Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL ATLANTIC HOLDINGS CORPORATION

By:	/s/ James V. Gorman

James V. Gorman
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Frank J. Prudente

Frank J. Prudente
Executive Vice President — Corporate Finance
and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 23, 2005