Form 10-Q/A
period 2005-03-31
NATIONAL ATLANTIC HOLDINGS CORP
filed 2005-05-25
CIK 946492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-51127

NATIONAL ATLANTIC HOLDINGS CORPORATION

(Exact name of Registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-3316586 (I.R.S. Employer Identification No.)

4 Paragon Way Freehold, NJ (Address of Registrant’s principal executive offices)	07728 (Zip Code)

(732) 665-1100
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

EXPLANATORY NOTE

     This Form 10-Q/A constitutes amendment no. 1 to the National Atlantic Holdings Corporation quarterly report on Form 10-Q for the quarterly period ended March 31, 2005. This amendment no. 1 is being filed solely to correct two typographical errors contained in the Condensed Consolidated Statements of Cash Flows of Item 1: Financial Statements set forth in the quarterly report on Form 10-Q. The line items for the three months ended March 31, 2005 for “Purchases of equity securities” and “Purchases of short-term investments” should include parenthesis around the numbers, which were inadvertently omitted. The line items have been corrected in this amendment no. 1 on Form 10-Q/A. All other information in the quarterly report on Form 10-Q remains unchanged from the original filing.

i

i

PART I

Item 1. Financial Statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)	(Unaudited)
	March 31,	December 31,
	2005	2004
Investments: (Note 4)
Fixed maturities available-for-sale (amortized cost at March 31, 2005 and December 31, 2004 was $217,078 and $210,636, respectively)	$215,187	$210,830
Short-term investments (cost at March 31, 2005 and December 31, 2004, was $21,493 and $13,820, respectively)	21,493	13,820
Equity securities (cost at March 31, 2005 and December 31, 2004 was $23,624 and $12,719, respectively)	22,794	12,801

Total investments	259,474	237,451
Cash and cash equivalents	4,172	15,542
Accrued investment income	2,640	2,085
Premiums receivable	44,309	31,185
Reinsurance recoverable on paid and unpaid losses	35,989	34,677
Prepaid reinsurance	2,987	467
Receivable from Ohio Casualty, a related party	4,350	4,350
Receivable from Sentry	1,250	1,250
Deferred acquisition costs	11,555	10,872
Property and equipment — Net	2,276	2,021
Other assets	8,710	7,272

Total assets	$377,712	$347,172

Liabilities and Stockholders’ Equity:
Liabilities:
Unpaid losses and loss adjustment expenses	$191,923	$184,283
Unearned premiums	76,106	64,170
Accounts payable and accrued expenses	2,520	2,900
Reinsurance payable	5,238	4,621
Deferred income taxes	10,616	11,995
Federal income taxes payable	2,758	1,512
State income taxes payable	194	89
Payable for securities	7,273	—
Other liabilities	10,723	9,763

Total liabilities	307,351	279,333
Stockholders’ equity:
Common stock, Class A, no par value (4,300,000 shares authorized; 2,747,743 shares issued as of March 31, 2005 and 2004)	3,002	3,002
Common stock, Class B, no par value (4,300,000 shares authorized; 2,194,247, and 2,194,247 shares issued as of March 31, 2005 and 2004)	28,865	28,738
Retained earnings	40,290	35,917
Accumulated other comprehensive income	(1,796)	182

Total stockholders’ equity	70,361	67,839

Total liabilities and stockholders’ equity	$377,712	$347,172

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except earnings per share data)

	For the three months ended March 31,
	(unaudited)	(unaudited)
	2005	2004
Revenue:
Net premiums earned	$47,370	$39,138
Net investment income	2,282	1,184
Realized gains on investments — net	392	677
Replacement carrier revenue from related party	—	5,045
Replacement carrier revenue from Sentry	—	875
Other income	286	449

Total revenue	50,330	47,368

Costs and Expenses:
Loss and loss adjustment expenses incurred	32,827	29,623
Acquisition expenses	9,941	9,678
Other operating and general expenses	1,102	3,539

Total costs and expenses	43,870	42,840

Income before income taxes	6,461	4,528
Provision for income taxes	2,088	1,557

Net Income (Loss)	$4,373	$2,971

Net income per share Common Stock — Basic	$0.88	$0.60
Net income per share Common Stock — Diluted	$0.78	$0.53

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended
	March 31,
	(Unaudited)	(Unaudited)
	2005	2004
Net Income	$4,373	$2,971

Other comprehensive income — net of tax:
Net holding gains arising during the year	(1,998)	1,566
Reclassification adjustment for realized (gains) included in net income	20	24

Total other comprehensive (loss) income	(1,978)	1,590

Comprehensive Income	$2,395	$4,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY
For the periods ended March 31, 2005 and 2004
(in thousands, except share data)

					Retained	Receivable	Accumulated
	Class A		Class B		Earnings	for	Other	Total
	Common Stock		Common Stock)		(Accumulated	Securities	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Deficit)	Issued	Income (Loss)	Equity
Balance at December 31, 2003	2,747,743	3,002	2,194,247	28,258	18,470		57	49,787

Amortization of 2002 and 2003 options				120				120

Net Income					2,971			2,971
Other comprehensive income							1,590	1,590
	—	—	—	—	—	—	—	—

Balance at March 31, 2004 (unaudited)	2,747,743	$3,002	2,194,247	$28,378	$21,442		$1,648	$54,470

Balance at December 31, 2004	2,747,743	$3,002	2,194,247	$28,738	$35,917		$182	$67,839

	—	—	—	—	—	—	—	—
Amortization of 2002 and 2003 options				127				127

Net Income					4,373			4,373
Other comprehensive (loss)							(1,978)	(1,978)

Balance at March 31, 2005 (unaudited)	2,747,743	$3,002	2,194,247	$28,865	$40,290		($1,796)	$70,361

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	(unaudited)	(unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,373	$2,971
Adjustment to reconcile net income to net cash provided (used in) operating activities:
Depreciation and amortization	126	99
Amortization of premium/discount on bonds	244	245
Realized losses (gains) on investment sales	(392)	(677)
Realized (losses) gains on fixed asset sales		(3)
Realized (losses) gains on premium write offs		5
Changes in:
Deferred income taxes	(361)	(163)
Premiums receivable	(13,124)	(3,066)
Reinsurance recoverable	(1,313)	(965)
Prepaid reinsurance	(2,520)	525
Receivable from Sentry		875
Deferred acquisition costs	(684)	692
Accrued investment income	(555)	(72)
Federal income taxes recoverable	—	1,590
Other assets	(1,436)	(138)
Unpaid losses and loss adjustment expenses	7,640	10,247
Stock options	127	120
Accounts payable	(380)	1,521
Deferred revenue from related party	—	(5,046)
Deferred revenue	—	(875)
Unearned premiums	11,936	4,435
Reinsurance payable	618	(959)
Federal Income taxes payable	1,247
State Income taxes payable	105	(27)
Payable for securities	7,273	—
Other liabilities	962	2,452

Net cash provided by operating activities	13,886	13,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(380)	(84)
Purchases of fixed maturity investments	(61,498)	(43,039)
Sales and maturities of fixed income investments	54,813	31,598
Purchases of equity securities	(16,476)	(6,138)
Sales of equity securities	5,962	1,477
Purchases of short-term investments — net	(7,677)	3,553

Net cash (used in) investing activities	(25,256)	(12,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in notes payable	—	—
Proceeds from issuance of common stock — net	—	—

Net cash provided by financing activities	—	—

Net (decrease) increase in cash	(11,370)	1,153
Cash and cash equivalents @ beginning of year	15,542	9,124

Cash and cash equivalents @ end of year	$4,172	$10,277

Cash paid during the year for:
Interest	—	$3

Income taxes paid (received)	$1,095	$850

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

     In December 2001, NAHC established National Atlantic Financial Corporation (NAFC), to offer general financing services to its agents and customers. In November 2003, NAFC established a wholly-owned subsidiary, Mayfair Reinsurance Company Limited (Mayfari), for the purpose of assuming reinsurance business as a retrocessionaire from third party reinsurers of Proformance and providing reinsurance services to unaffiliated clients.

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

4. Investments

     The amortized cost and estimated market value of the investment portfolio, classified by category, as of March 31, 2005 are as follows:

	Cost/	Gross Unrealized	Gross Unrealized	Estimated Market
	Amortized Cost	Gains	(Losses)	Value
	(unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$107,097,866	$55,365	$(829,853)	106,323,378
State, local government and agencies	62,465,384	272,271	(581,728)	62,155,927
Industrial and miscellaneous	46,455,886	67,797	(870,336)	45,653,347
Mortgage-backed securities	1,058,395	10,012	(13,735)	1,054,672

Total fixed maturities	217,077,531	405,445	(2,295,652)	215,187,324
Other Investments:
Short-term investments	21,492,718	—	—	21,492,718
Equity securities	23,624,190	60,974	(891,407)	22,793,757

Total Investments	$262,194,439	$466,419	$(3,187,059)	$259,473,799

     The amortized cost and estimated market value of the investment portfolio, classified by category, as of December 31, 2004 are as follows:

	Cost/	Gross Unrealized	Gross Unrealized	Estimated Market
	Amortized Cost	Gains	(Losses)	Value
Fixed maturities:
U.S. Government, government agencies and authorities	$113,849,983	$167,336	$(229,199)	113,788,120
State, local government and agencies	47,447,514	471,383	(151,091)	47,767,806
Industrial and miscellaneous	48,235,166	445,482	(520,779)	48,159,869
Mortgage-backed securities	1,103,325	13,733	(2,786)	1,114,272

Total fixed maturities	210,635,988	1,097,934	(903,855)	210,830,067
Other Investments:
Short-term investments	13,820,488	—	—	13,820,488
Equity securities	12,718,656	178,670	(96,790)	12,800,536

Total Investments	$237,175,132	$1,276,604	$(1,000,645)	$237,451,091

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

     The following table presents the Company’s pro forma net income (loss) for the three months ended March 31, 2005 and 2004 assuming the Company had used the fair value method (SFAS No. 123) to recognize compensation expense with respect to its options:

	Three months ended
	March 31,
	2005	2004
Net income — as reported	$4,372,626	$2,971,410
Plus: Compensation expense recorded against income	126,733	120,193
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(128,042)	(128,321)

Pro forma net income	$4,371,317	$2,963,282

Net income per weighted average shareholding
Basic — as reported	$0.88	$0.60
Basic — proforma	$0.88	$0.60
Diluted — as reported	$0.78	$0.53
Diluted — proforma	$0.78	$0.53

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

     Litigation - The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company accounts for such activity through the establishment of unpaid claims and claim adjustment expense reserves. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company’s financial position, operating results or cash flows.

     Operating Leases - The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for the three months ended March 31, 2005 and 2004 was $229,738 and $229,844, respectively.

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

     Guaranty Fund and Assessment - The Company is subject to guaranty fund and other assessments by the State of New Jersey. The Company is also assigned private passenger automobile and commercial automobile risks by the State of New Jersey for those who cannot obtain insurance in the primary market.

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

     The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended
	March 31,
	2005	2004
	(Unaudited)
Net Income applicable to common stockholders	4,372,626	2,971,410

Weighted average common shares — basic	4,941,990	4,941,990
Effect of dilutive securities:
Options	672,950	613,235

Weighted average common shares — diluted	5,614,940	5,555,225

Basic Earnings Per Share	$0.88	$0.60

Diluted Earnings per Share	$0.78	$0.53

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

	Premium
	Modifications	Percent of Total
Tier Designation	Factor	Vehicles
Tier A	0.88	24.3%
Tier One	1.00	50.6%
Tier Two	1.70	20.9%
Tier Three	2.25	2.3%
Tier Four	2.60	1.9%

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

National Atlantic Holdings Corporation
Breakout of Reserves by Line of Business
As of March 31, 2005

	Direct Case	Assumed Case			Total Balance
	Reserves	Reserves	Direct IBNR	Assumed IBNR	Sheet Reserves
	($ in thousands)
Line of Business:
Fire	$0	$21	$0	$0	$21
Allied	0	2	0	0	2
Homeowners	3,476	0	4,680	0	8,156
Personal Auto	57,897	18	97,006	0	154,921
Commercial Auto	10,452	1,163	13,779	1,667	27,061
Other Liability	152	0	1,610	0	1,762

Total Reserves	$71,977	$1,204	$117,075	$1,667	$191,923

Less: Reinsurance Recoverables on Unpaid Losses					(25,223)

Total Net Reserves					$166,700

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

     Investment Accounting Policy–- Impairment

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

     The table below shows certain of our selected financial results for the three months ended March 31, 2005 and 2004:

	For the three months
	ended March 31,
	2005	2004
Direct written premiums	$60,270	$46,501
Net written premiums	56,786	44,098
Net earned premiums	47,370	39,138
Replacement carrier revenue from related party	––	5,045
Replacement carrier revenue from unrelated party	––	875
Investment income	2,282	1,184
Net realized investment gains (losses)	392	677
Other income	286	449

Total revenue	50,330	47,368

	For the three months
	ended March 31,
	2005	2004
Losses and loss adjustment expenses	$32,827	$29,623
Acquisition expenses	9,941	9,678
Other operating and general expenses	1,102	3,539

Total expenses	43,870	42,840
Income before income taxes	6,461	4,528
Income tax expense	2,088	1,557

Net (loss) income	$4,373	$2,971

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

     The effective duration of our investment portfolio was 6.3 years as of March 31, 2005. By contrast, our liability duration was approximately 3.5 years as of March 31, 2005. We do not believe this difference in duration adversely affects our ability to meet our current obligations because we believe our cash flows from operations are sufficient to meet those obligations. Pursuant to our tax planning strategy, we invested the $40.6 million received from the Ohio Casualty replacement carrier transaction in long-

term bonds in accordance with Treasury Ruling Regulation 1.362-2, which allows us to defer the payment of income taxes on the associated replacement carrier revenue until the underlying securities are either sold or mature. The effective duration of our investment portfolio, when excluding these securities is reduced from 6.3 years to 3.5 years.

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

     As more fully described above under –– Critical Accounting Policies –– Investment Accounting Policy –– Impairment, in accordance with the guidance of paragraph 16 of FAS 115, should an other-than-temporary impairment be determined, we recognize such loss on the income statement and we write down the value of the security and treat the adjusted value as the new cost basis of the security.

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

     Furthermore, if we believe that the yield to maturity determined by the price of the fixed income security can be attained or exceeded by an alternative investment that decreases our interest rate risk and/or duration, we may sell the fixed income security. This may initially increase or decrease our investment income and allow us to reallocate the proceeds to other investments. Our decision to purchase and sell investments is also dependent upon the economic conditions at a particular point in time.

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

Securities in an Unrealized Loss Position for Less than 6 Months

				% of
			Unrealized	Unrealized
	Amortized Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$143,225,738	$141,859,903	$(1,365,835)	(0.95)%
Equities	$19,546,894	$18,721,297	$(825,597)	(4.22)%

Securities in an Unrealized Loss Position for 6 to 12 Months

				% of
			Unrealized	Unrealized
	Amortized Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$7,801,964	$7,659,208	$(142,756)	(1.83)%
Equities	223,477	198,342	(25,135)	(11.25)%

Securities in an Unrealized Loss Position for 12 to 24 Months

				% of
			Unrealized	Unrealized
	Amortized Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$15,182,974	$14,395,913	$(787,061)	(5.18)%
Equities	$964,760	$924,085	$(40,675)	(4.22)%

Securities with a Decline in Market Value Below Carrying Values Less than 20%

				% of
			Unrealized	Unrealized
	Amortized Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$166,210,676	$163,915,024	$(2,295,652)	(1.38)%
Equities	$20,735,131	$19,843,724	$(891,407)	(4.30)%

Securities with a Decline in Market Value below Carrying Values of 20%-50%

% of
			Unrealized	Unrealized
	Amortized Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	––	––	––	––
Equities	––	––	––	––

Securities with a Decline in Market Value Below Carrying Values Greater than 50%

% of
			Unrealized	Unrealized
	Amortized Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	––	––	––	––
Equities	––	––	––	––

Contractual Obligations

     The following table summarizes our long-term contractual obligations and credit-related commitments as of March 31, 2005.

Contractual Obligations and Credit-Related Commitments (1)

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Loss and Loss Adjustment Expenses	$64,102,285	$93,082,659	$31,667,296	$3,070,769	$191,923,009
Operating Lease Obligations (2)	$906,599	$1,813,198	$1,187,647	$––	$3,907,444

(1)	As of March 31, 2005 we had property and casualty reserves of $191.9 million. The amounts and timing of these obligations are not set contractually. Nonetheless, based on cumulative property and casualty claims paid over the last ten years, we anticipate that approximately 33.4% will be paid within a year, an additional 48.5%

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

Credit Risk

     We have exposure to credit risk as a holder of fixed income securities. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines to reduce our credit risk. As of March 31, 2005, approximately 54.3% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, 42.1% was invested in other fixed income securities rated “Aaa”/”Aa” by Moody’s, and 3.6% was invested in fixed income securities rated “A” by Moody’s. As of the date hereof, we do not own any securities with a rating of less than “A.”

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits

     The following documents are filed as part of this report:

10.1	Underwriting Agreement dated April 20, 2004 among National Atlantic Holdings Corporation, The Ohio Casualty Insurance Company and the Purchasers named therein ( Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, filed on May 24, 2005)

11.1	Statement re: computation of per share earnings ( Incorporated by reference to Exhibit 11.1 to the Registrant’s Form 10-Q, filed on May 24, 2005)

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

*	Filed herewith

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
and Treasurer
(Principal Financial and Accounting Officer)

Dated: May 25, 2005