Form 10-Q
period 2005-06-30
NATIONAL ATLANTIC HOLDINGS CORP
filed 2005-08-15
CIK 946492

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to__________

                       Commission file number: 000-51127

                     NATIONAL ATLANTIC HOLDINGS CORPORATION
             (Exact name of Registrant as specified in its charter)

                    NEW JERSEY                               22-3316586
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                Identification No.)

            4 PARAGON WAY
             FREEHOLD, NJ                                    07728
(Address of Registrant's principal executive               (Zip Code)
              offices)

                                 (732) 665-1100
              (Registrant's telephone number, including area code)

                                      None
                                      ----
   (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

      As of August 12, 2005, there were outstanding 10,926,990 Common Shares, no par value per share, of the Registrant.

                               Table of Contents

                                                                                                         Page
                                                                                                        Number
                                                                                                        ------
                                                     PART I
Item 1.   Financial Statements.....................................................................       3

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....      20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............................      41

Item 4.   Controls and Procedures..................................................................      43

                                                     PART II

Item 1.   Legal Proceedings........................................................................      44

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..............................      44

Item 3.   Defaults Upon Senior Securities..........................................................      44

Item 4.   Submission of Matters to a Vote of Security Holders......................................      44

Item 5.   Other Information........................................................................      44

Item 6.   Exhibits.................................................................................      44

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

            NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           (UNAUDITED)   (UNAUDITED)
                                                                                             JUNE 30,    DECEMBER 31,
                                                                                           -----------   ------------
                                                                                              2005          2004
                                                                                           -----------   ------------
Investments: (Note 3)
     Fixed maturities available-for-sale (amortized cost at June 30, 2005 and
         December 31, 2004 was $258,696 and $210,636, respectively)                        $   260,143   $   210,830
     Short-term investments (cost at June 30, 2005 and December 31, 2004, was
     $14,457 and $13,820, respectively)                                                         14,457        13,820
     Equity securities (cost at June 30, 2005 and December 31, 2004 was $21,919
     and $12,719, respectively)                                                                 21,065        12,801
                                                                                           -----------   -----------
          Total investments                                                                    295,665       237,451
Cash and cash equivalents                                                                       35,397        15,542
Accrued investment income                                                                        3,212         2,085
Premiums receivable                                                                             61,964        31,185
Reinsurance recoverable on paid and unpaid losses                                               38,392        34,677
Prepaid reinsurance                                                                              2,102           467
Receivable from Ohio Casualty, a related party                                                       -         4,350
Receivable from Sentry                                                                               -         1,250
Deferred acquisition costs                                                                      14,219        10,872
Property and equipment - Net                                                                     2,625         2,021
Other assets                                                                                     7,352         7,272
                                                                                           -----------   -----------
Total assets                                                                               $   460,928   $   347,172
                                                                                           -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
Unpaid losses and loss adjustment expenses                                                 $   200,663   $   184,283
Unearned premiums                                                                               93,135        64,170
Accounts payable and accrued expenses                                                            2,582         2,900
Reinsurance payable                                                                              1,615         4,621
Deferred income taxes                                                                           11,096        11,995
Federal income taxes payable                                                                     2,055         1,512
State income taxes payable                                                                         106            89
Other liabilities                                                                               13,250         9,763
                                                                                           -----------   -----------
             Total liabilities                                                                 324,502       279,333
                                                                                           -----------   -----------
Stockholders' equity:
Common stock, Class A, no par value (4,300,000 shares authorized;
0 and 2,747,743 shares issued as of June 30, 2005 and December 31, 2004)                             -         3,002
Common stock, Class B, no par value (4,300,000 shares authorized; 0 and 2,194,247
   shares issued as of June 30, 2005 and December 31, 2004)                                          -        28,738
Common Stock, $0.01 par value (50,000,000 shares authorized; 10,926,990, and 0 shares
   issued as of June 30, 2005 and December 31, 2004)                                            94,179             -
Retained earnings                                                                               41,855        35,917
Accumulated other comprehensive income                                                             392           182
                                                                                           -----------   -----------
          Total stockholders' equity                                                           136,426        67,839
                                                                                           -----------   -----------
Total liabilities and stockholders' equity                                                 $   460,928   $   347,172
                                                                                           ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

             NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                                Three Months ended                Six Months ended
                                                                     June 30,                         June 30,
                                                             -----------    -----------      -----------    -----------
                                                             (unaudited)    (unaudited)      (unaudited)    (unaudited)
                                                                2005           2004             2005           2004
                                                             -----------    -----------      -----------    -----------
REVENUE:
   Net premiums earned                                           $41,739        $43,848          $89,109        $82,986
   Net investment income                                           3,068          1,808            5,350          2,992
   Realized gains (losses) on investments-net                        (16)           397              376          1,074
   Replacement carrier revenue from related party                     --          4,485               --          9,530
   Replacement carrier revenue from Sentry                            --            875               --          1,750
   Other income                                                      427            604              713          1,053
                                                             -----------    -----------      -----------    -----------
         Total revenue                                            45,218         52,017           95,548         99,385
                                                             -----------    -----------      -----------    -----------

COST AND EXPENSES:
   Loss and loss adjustment expenses incurred                     32,056         36,161           64,883         65,784
   Acquisition expenses                                            9,506          8,462           19,447         18,685
   Other operating and general expenses                            1,340            229            2,442          3,223
                                                             -----------    -----------      -----------    -----------
         Total costs and expenses                                 42,902         44,582           86,772         87,692
                                                             -----------    -----------      -----------    -----------

Income (loss) before income taxes                                  2,316          7,165            8,776         11,693
Provision (benefit) for income taxes                                 751          2,328            2,838          3,884
                                                             -----------    -----------      -----------    -----------
NET INCOME (LOSS)                                                $ 1,565        $ 4,837          $ 5,938        $ 7,809
                                                             ===========    ===========      ===========    ===========

Net income (loss) per share Common Stock-Basic                   $  0.16        $  0.98          $  0.81        $  1.58
Net income (loss) per share Common Stock-Diluted                 $  0.15        $  0.86          $  0.77        $  1.39

The accompanying notes are an integral part of the consolidated financial statements.

             NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                        ------------------------------
                                                        (UNAUDITED)        (UNAUDITED)
                                                           2005                2004
                                                          -------            -------
Net Income                                                $ 5,938            $ 7,809

Other comprehensive income - net of tax:
  Net holding gains arising during the year                   164             (1,645)
  Reclassification adjustment for realized
    (losses) gains included in net income                      46               (334)
                                                          -------            -------
           Total other comprehensive (loss) income            210             (1,979)
                                                          -------            -------
Comprehensive Income                                      $ 6,148            $ 5,830
                                                          =======            =======

The accompanying notes are an integral part of the consolidated financial statements.

             NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                     EQUITY
                  FOR THE PERIODS ENDED JUNE 30, 2005 AND 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                      CLASS A                           CLASS B
                                                   COMMON STOCK                     COMMON STOCK                  COMMON STOCK
                                             SHARES            AMOUNT         SHARES            AMOUNT      SHARES         AMOUNT
                                           ----------         --------      ---------          ---------  ----------      -------
BALANCE AT DECEMBER 31, 2003                2,747,743            3,002      2,194,247             28,258

  Amortization of 2002 and 2003 options                                                              240

  Net Income
  Other comprehensive income (loss)
                                           ----------         --------      ---------          ---------  ----------      -------
BALANCE AT JUNE 30, 2004                    2,747,743         $  3,002      2,194,247          $  28,498                        -
                                           ==========         ========      =========          =========  ==========      =======
BALANCE AT DECEMBER 31, 2004                2,747,743         $  3,002      2,194,247          $  28,738
                                           ==========         ========      =========          =========  ==========      =======
  Issuance of Common Stock related to IPO                                                                  5,985,000       62,198

  Conversion of Class A and
     Class B common stock                  (2,747,743)       ($  3,002)    (2,194,247)        ($  28,738)  4,941,990       31,740

  Amortization of options                                                                                                     240

  Net Income
  Other comprehensive income
                                           ----------         --------      ---------          ---------  ----------      -------
BALANCE AT JUNE 30, 2005 (UNAUDITED)                -                -              -                  -  10,926,990      $94,179
                                           ==========         ========      =========          =========  ==========      =======

                                                                     ACCUMULATED
                                                                        OTHER               TOTAL
                                                   RETAINED         COMPREHENSIVE       STOCKHOLDERS'
                                                   EARNINGS         INCOME (LOSS)          EQUITY
                                                   --------         -------------       -------------
BALANCE AT DECEMBER 31, 2003                         18,470                  57             49,787

  Amortization of 2002 and 2003 options                                                        240

  Net Income                                          7,809                                  7,809
  Other comprehensive income (loss)                                      (1,979)            (1,979)
                                                    -------            --------           --------
BALANCE AT JUNE 30, 2004                            $26,278           ($  1,922)          $ 55,857
                                                    =======            ========           ========
BALANCE AT DECEMBER 31, 2004                        $35,917            $    182           $ 67,839
                                                    =======            ========           ========
  Issuance of Common Stock related to IPO                                                   62,198

  Conversion of Class A and
     Class B common stock                                                                        -

  Amortization of options                                                                      240

  Net Income                                          5,938                                  5,938
  Other comprehensive income                                                210                210
                                                    -------            --------           --------
BALANCE AT JUNE 30, 2005 (UNAUDITED)                $41,855            $    392           $136,426
                                                    =======            ========           ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

            NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------------
                                                                      (UNAUDITED)         (UNAUDITED)
                                                                          2005               2004
                                                                      -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $    5,938          $   7,809
 Adjustment to reconcile net income to net cash
   provided (used in) operating activities:
    Depreciation and amortization                                            251                192
    Amortization of premium/discount on bonds                                528                519
    Realized (gains) on investment sales                                    (376)            (1,074)
    CHANGES IN:
      Deferred income taxes                                               (1,007)              (337)
      Premiums receivable                                                (30,779)            (2,301)
      Reinsurance recoverable                                             (3,715)            (5,334)
      Reinsurance receivable                                                   -             10,050
      Prepaid reinsurance                                                 (1,636)             1,281
      Receivable from Ohio Casualty                                        4,350              2,521
      Receivable from Sentry                                               1,250              1,750
      Deferred acquisition costs                                          (3,347)              (649)
      Accrued interest income                                             (1,127)              (176)
      Federal income taxes recoverable                                         -              2,168
      Other assets                                                           (80)            (1,723)
      Unpaid losses and loss adjustment expenses                          16,381             26,952
      Stock options                                                          240                240
      Accounts payable                                                      (319)             1,402
      Deferred revenue from related party                                      -             (9,530)
      Deferred revenue                                                         -             (1,750)
      Unearned premiums                                                   28,965             10,575
      Reinsurance payable                                                 (3,006)              (166)
      Federal Income taxes payable                                           543              2,073
      State Income taxes payable                                              17               (347)
      Other liabilities                                                    3,489              3,557
                                                                       ---------           --------
           Net cash provided by operating activities                      16,560             47,702
                                                                       ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                       (853)              (428)
  Purchases of fixed maturity investments                               (118,874)           (81,480)
  Sales and maturities of fixed income investments                        70,289             35,411
  Purchases of equity securities                                         (18,275)            (7,747)
  Sales of equity securities                                               9,448              6,714
  Purchases of short-term investments - net                                 (638)            19,762
                                                                       ---------           --------
           Net cash (used in) investing activities                       (58,903)           (27,768)
                                                                       ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock--net                             62,198                  -
                                                                       ---------           --------
Net cash provided by financing activities                                 62,198                  -
                                                                       ---------           --------
Net increase in cash                                                      19,855             19,934
Cash and cash equivalents - beginning of period                           15,542              9,124
                                                                       ---------           --------
Cash and cash equivalents - end of period                              $  35,397           $ 29,058
                                                                       =========           ========
Cash paid during the period for:
  Income taxes paid                                                    $   3,107           $    200
                                                                       ---------           --------

The accompanying notes are an integral part of the consolidated financial statements.

             NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

1. NATURE OF OPERATIONS

      National Atlantic Holdings Corporation (NAHC) and Subsidiaries (the Company) was incorporated in New Jersey on July 29, 1994. The Company is a holding company for Proformance Insurance Company (Proformance), its wholly-owned subsidiary. Proformance is domiciled in the State of New Jersey and writes property and casualty insurance, primarily personal auto. NAHC's initial capitalization was pursuant to private placement offerings. The initial stockholders paid $1.16 per share for 2,812,200 shares of Class A common stock.

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

      NAHC also has a controlling interest (80 percent) in Niagara Atlantic Holdings Corporation and Subsidiaries (Niagara), which is a New York corporation. Niagara was incorporated on December 29, 1995. The remaining interest (20 percent) is owned by New York agents. Niagara was established as a holding company in order to execute a surplus debenture and service agreement with Capital Mutual Insurance (CMI). As of June 5, 2000, CMI has gone into liquidation and is under the control of the New York State Insurance Department. CMI is no longer writing new business and, therefore, neither is Niagara. Niagara had $0 equity value as of June 30, 2005 and December 31, 2004. NAHC has no remaining obligations as it relates to the agreement.

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

      Another wholly-owned subsidiary of NAHC is National Atlantic Insurance Agency, Inc. (NAIA), which was incorporated on April 5, 1995. The Company purchased all 1,000 shares of NAIA's authorized common stock at $1 per share. NAIA obtained its license to operate as an insurance agency in December 1995. The agency commenced operations on March 20, 1996. The primary purpose of this entity is to service any direct business written by Proformance and to provide services to agents and policyholders acquired as part of replacement carrier transactions.

      On April 21, 2005, an initial public offering of 6,650,000 shares of the Company's common stock (after the 43-for-1 stock split) was completed. The Company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters discount) of $62,198,255.

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

2. BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim financial statements presented have been included. Operating results for the three months or six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements and accompanying notes included in the Company's final prospectus dated April 20, 2005 included as part of the Company's Registration Statement on Form S-1 (File No. 333-117804) filed by the Company with the SEC on July 30, 2004 as amended.

3. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that begins after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R effective January 1, 2006 at which time the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

      In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments (EITF 03-1). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other - than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP 115-1), superseding EITF 03-1 and EITF Topic D-44, Recognition of Other-Than-Temporarary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value . FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF-03-1, which were effective December 31, 2003 and remain in effect.

      In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's unaudited interim condensed financial statements.

4. INVESTMENTS

      The amortized cost and estimated market value of the investment portfolio, classified by category, as of June 30, 2005 are as follows:

                                        COST/            GROSS             GROSS           ESTIMATED
                                      AMORTIZED        UNREALIZED       UNREALIZED          MARKET
                                        COST             GAINS           (LOSSES)            VALUE
                                    -------------     -----------      ------------      -------------
Fixed maturities:
  U.S. Government,
    government agencies
    and authorities                 $ 143,105,537     $   351,077      $   (185,075)       143,271,539
  State, local government
    and agencies                       69,763,122         840,726          (157,171)        70,446,677
  Industrial and miscellaneous         45,570,553         907,058          (318,291)        46,159,320
  Mortgage-backed securities              256,602           8,876                 -            265,478
                                    -------------     -----------      ------------      -------------
Total fixed maturities                258,695,814       2,107,737          (660,537)       260,143,014

Other Investments:
  Short-term investments               14,456,992               -                 -         14,456,992
  Equity securities                    21,918,714         157,617        (1,011,072)        21,065,259
                                    -------------     -----------      ------------      -------------
Total Investments                   $ 295,071,520     $ 2,265,354      $ (1,671,609)     $ 295,665,265
                                    =============     ===========      ============      =============

      The amortized cost and estimated market value of the investment portfolio, classified by category, as of December 31, 2004 are as follows:

                                           COST/           GROSS            GROSS
                                         AMORTIZED       UNREALIZED       UNREALIZED         ESTIMATED
                                           COST            GAINS           (LOSSES)        MARKET VALUE
                                       -------------     ----------      ------------      -------------
Fixed maturities:
U.S. Government, government
   agencies and authorities            $ 113,849,983     $  167,336      $   (229,199)       113,788,120
State, local government and
   agencies                               47,447,514        471,383          (151,091)        47,767,806
Industrial and miscellaneous              48,235,166        445,482          (520,779)        48,159,869
Mortgage-backed securities                 1,103,325         13,733            (2,786)         1,114,272
                                       -------------     ----------      ------------      -------------
Total fixed maturities                   210,635,988      1,097,934          (903,855)       210,830,067
Other Investments:
  Short-term investments                  13,820,488              -                 -         13,820,488
  Equity securities                       12,718,656        178,670           (96,790)        12,800,536
                                       -------------     ----------      ------------      -------------
       Total Investments               $ 237,175,132     $1,276,604      $ (1,000,645)     $ 237,451,091
                                       =============     ==========      ============      =============

      The fair values of available-for-sale securities at June 30, 2005, by contractual maturity, are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                     ESTIMATED FAIR VALUE
                                                     --------------------
                                                          (Unaudited)
Due in one year or less                                       9,194,243
Due in one year through five years                           31,528,658
Due in five years through ten years                         128,113,078
Due in ten through twenty years                              89,212,618
Due in over twenty years                                      1,828,939
Mortgage-Backed securities                                      265,478
                                                        ---------------
         Total                                          $   260,143,014
                                                        ===============

      For the three and six months ended June 30, 2005, the Company held no investments that were below investment grade or not rated by an independent rating agency.

      Proceeds from sales of fixed maturity and equity securities and gross realized gains and losses on sales as well as other-than-temporary impairment charges are shown below:

                            THREE MONTHS ENDED JUNE 30,        SIX MONTH ENDED JUNE 30,
                            ---------------------------      ---------------------------
                               2005             2004            2005             2004
                            ---------------------------      ---------------------------
                                    (Unaudited)                      (Unaudited)
Proceeds                    18,961,594       9,049,439       79,736,890       42,124,829
Gross realized gains            63,284         494,253          536,906        1,173,234
Gross realized losses          (78,909)        (96,836)        (160,431)         (98,836)

      There was one security in the amount of $260,215 that was considered to be other-than-temporarily impaired as of December 31, 2004. No other than temporary impairments were recognized for the three months and six months ended June 30, 2005 and 2004.

      There are twenty four equity securities having an unrealized loss of $964,249, a fair value of $14,101,363 and an amortized cost of $15,065,612 as of June 30, 2005 which have been in a continuous unrealized loss position for less than six months.

      There are no equity securities as of June 30, 2005 which have been in a continuous unrealized loss position between six and twelve months.

      There are two equity and preferred securities having an unrealized loss of $46,823, a fair value of $711,932 and an amortized cost of $758,755 as of June 30, 2005 which have been in a continuous unrealized loss position for greater than twelve months.

      There are seventy one fixed maturity securities having an unrealized loss of $91,669, a fair value of $33,274,219 and an amortized cost of $33,365,888 as of June 30, 2005 which have been in a continuous unrealized loss position for less than six months.

      There are fifty six fixed maturity securities having an unrealized loss of $175,959, a fair value of $26,645,579 and an amortized cost of $26,821,538 as of June 30, 2005 which have been in a continuous unrealized loss position between six and twelve months.

      There are thirty seven fixed maturity securities having an unrealized loss of $392,909, a fair value of $20,527,371 and an amortized cost of $20,920,280 as of June 30, 2005 which have been in a continuous unrealized loss position for greater than twelve months.

      The components of net investment income earned were as follows:

                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                        -----------    -----------    -----------    -----------
                           2005            2004          2005            2004
                        -----------    -----------    -----------    -----------
Investment income:
   Interest income      $ 2,891,185    $ 1,710,253    $ 5,010,185    $ 2,839,090
   Dividend income          215,674    $   127,962        422,249        215,274
                        -----------    -----------    -----------    -----------
Investment income         3,106,859      1,838,215      5,432,434      3,054,364
Investment expenses         (39,052)       (30,692)       (82,601)       (62,828)
                        -----------    -----------    -----------    -----------
Net investment income   $ 3,067,807    $ 1,807,523    $ 5,349,833    $ 2,991,536
                        ===========    ===========    ===========    ===========

5. RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

      The changes in unpaid losses and loss adjustment expense reserves are summarized as follows (in thousands):

                                                                 FOR THE YEAR
                                                 FOR THE SIX         ENDED
                                                MONTHS ENDED      DECEMBER 31,
                                                JUNE 30, 2005        2004
                                                -------------    -------------
                                                         (Unaudited)
Balance as of beginning of period               $     184,283    $     134,201
Less reinsurance recoverable on unpaid losses          24,936           21,329
                                                -------------    -------------
Net balance as of beginning of period                 159,347          112,872
                                                -------------    -------------
Incurred related to:
      Current period                                   62,003          135,659
      Prior period                                      2,880             (672)
                                                -------------    -------------
Total incurred                                         64,883          134,987
                                                -------------    -------------
Paid related to:
      Current period                                   15,668           44,899
      Prior period                                     34,653           43,613
                                                -------------    -------------
Total paid                                             50,321           88,512
                                                -------------    -------------
Net balance as of end of period                       173,909          159,347
Plus reinsurance recoverable on unpaid losses          26,754           24,936
                                                -------------    -------------
Balance as of end of period                     $     200,663    $     184,283
                                                -------------    -------------

      In the second quarter of 2005 we increased reserves for prior years by $2.9 million. This increase was due to increases in severity for personal injury protection (no-fault) losses of $2.2 million, homeowners losses of $1.1 million, commercial auto liability projected loss ratios for accident years 2002 - 2004 resulting in an increase of $1.7 million and development on a specific excess of loss claim in our other liability line of business for the 2002 accident year resulting in an increase of $0.8 million. This development was partially offset by continued favorable trends in loss development for bodily injury losses ($0.8 million), physical damage losses ($1.6 million), auto physical damage losses ($0.3 million) and personal auto liability for the 2004 and 2005 accident years ($0.2 million) as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend. For the year ended December 31, 2004, we reduced reserves for prior years by $672,000 due to the fact that the actual loss experience observed during the period, especially during the fourth quarter of 2004, was slightly lower than expected due to a reduction in the frequency of claims reported during the fourth quarter of 2004.

6. STOCK OPTIONS

      The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), in 1996. Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expenses for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. In December 2002, the FASB issued SFAS No. 148 which amended the disclosure requirements of SFAS 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has elected to continue using the intrinsic value method (APB 25) to account for stock based compensation plans.

      The following table presents the Company's pro forma net income (loss) assuming the Company had used the fair value method (SFAS 123) to recognize compensation expense with respect to its options:

                                                     THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                  -------------       -------------       -------------       -------------
                                                       2005                2004                2005                2004
                                                  -------------       -------------       -------------       -------------
Net income - as reported                          $   1,565,311       $   4,837,240       $   5,937,937       $   7,808,650

Plus:  Compensation expense recorded
against income                                          113,654             120,193             240,387             240,386

Deduct:  Total stock-based employee
compensation expense determined
under fair value method for all awards,
net of related tax effects                             (116,114)           (117,977)           (244,156)           (246,298)
                                                  -------------       -------------       -------------       -------------
Pro forma net income                              $   1,562,851       $   4,839,456       $   5,934,168       $   7,802,738
                                                  =============       =============       =============       =============
Net income per weighted average shareholding
  Basic - as reported                             $        0.16       $        0.98       $        0.81       $        1.58
  Basic - proforma                                $        0.16       $        0.98       $        0.81       $        1.58
  Diluted - as reported                           $        0.15       $        0.86       $        0.77       $        1.39
  Diluted - proforma                              $        0.15       $        0.86       $        0.77       $        1.39

      The above pro forma information has been determined as if the Company had accounted for its employees' stock options under the fair value method. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                             FOR THE THREE MONTHS ENDED
                                      JUNE 30,
                             --------------------------
                              2005                2004
                             -------            -------
Volatility factor             33.5%                 0%
Risk-free interest yield       3.7%               4.0%
Dividend yield                 0.0%               0.0%
Average life                 3 Years            3 Years

      On March 15, 2005, the board of directors of the Company discussed extending the exercise period of stock options to purchase 73,100 shares of the Company's common stock granted under its Nonstatutory Stock Option Plan (the "Plan") on June 15, 1995 to three individuals, two of whom are currently executive officers and one of whom is currently a director of the Company. These stock options were scheduled to expire on June 14, 2005, ten years after the date of issuance. The board of directors discussed extending the expiration date of these stock options from June 14, 2005 until December 31, 2005, with the effective date of the extension being June 14, 2005. This proposal to extend the exercise period for such stock options was approved by the board of directors at its meeting held on June 13, 2005, subject to shareholder approval. The extension of these options will be presented to the Company's shareholders in its proxy statement for shareholder approval at the Company's annual shareholder meeting which will be held in September 2005.

      If the shareholders approve the extension of these options, the Company will be required to record a compensation expense in its financial statements in the third quarter of 2005. The expense would be determined by the difference between the fair market value of the Company's common stock on the date of shareholder approval less the exercise price of each stock option, multiplied by the number of shares underlying each stock option. The exercise price of all of the stock options subject to the extension is $1.21 per share.

      F.P. "Skip" Campion, the Company's former Vice Chairman and the former President of Proformance, passed away on January 25, 2005. Under the terms of the Plan and the applicable stock option agreements, if an optionee dies without having fully exercised any outstanding stock options, the right to exercise such stock options expires ninety days following the optionee's death. Accordingly, the expiration date of Mr. Campion's stock options (none of which had previously been exercised) was accelerated to April 25, 2005. Since the estate of Mr. Campion did not exercise these stock options on or prior to April 25, 2005, the stock options were forfeited. On June 13, 2005, the board of directors of the Company approved, subject to shareholder approval, a grant of new nonqualified stock options to the estate of Mr. Campion, to preserve the value of Mr. Campion's stock options that expired on April 25, 2005. The new stock options, if granted, will be subject to the same terms and conditions, including the number of shares subject to each stock option and the exercise price of each stock option, as the forfeited stock options, except that the new stock options, will expire on December 31, 2005.

      If the grant of new stock options to the estate of Mr. Campion is approved at the September 2005 annual shareholder meeting, the Company will be required to record a compensation expense in its financial statements in the third quarter of 2005. The expense would be determined by the difference between the fair market value of the Company's common stock on the date of shareholder approval less the exercise price of the stock options, multiplied by the number of shares underlying each stock option. If approved by shareholders, the Company will issue stock options to purchase shares of the Company's common stock to the estate of Mr. Campion as follows: 47,300 shares (with an exercise price of $1.21 per share), 47,300 shares (with an exercise price of $1.29 per share), 47,300 shares (with an exercise price of $2.50 per share), 34,400 shares (with an exercise price of $2.62 per share), 15,050 shares (with an exercise price of $2.89 per share), and 10,750 shares (with and exercise price of $0.98 per share).

7. CONTINGENCIES AND COMMITMENTS

      In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial position or statement of operations.

      LITIGATION - The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company accounts for such activity through the establishment of unpaid claims and claim adjustment expense reserves. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's financial position, operating results or cash flows.

      OPERATING LEASES - The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company's share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for the three months and six months ended June 30, 2005 was $218,290 and $448,028, respectively as compared to $229,738 and $459,582, respectively for the comparable periods in 2004

      The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months and six months ended June 30, 2005 was $53,100 and $106,200, respectively, as compared to $0 and $0, respectively for the comparable periods in 2004.

      Aggregate minimum rental commitments of the Company as of June 30, 2005 are as follows:

        YEAR             AMOUNT
-------------------    ----------
2005                      450,590
2006                      906,773
2007                      914,465
2008                      845,239
2009 and thereafter       578,499
                       ----------
   Total               $3,695,566
                       ==========

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

      New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property Liability Insurance Guaranty Association (NJPLIGA). Members of NJPLIGA are assessed the amount NJPLIGA deems necessary to pay its obligations and its expenses in connection with handling covered claims. Assessments are made in the proportion that each member's direct written property and casualty premiums for the prior calendar year compared to the corresponding direct written premiums for all NJPLIGA members for the same period. NJPLIGA notifies the insurer of the surcharge to the policyholders, which is used to fund the assessment as a percentage of premiums on an annual basis. The Company collects these amounts on behalf of the NJPLIGA and there is no income statement impact. Historically, requests for remittance of the assessments are levied 12-14 months after the end of a policy year. The Company remits the amount to NJPLIGA within 45 days of the assessment request.

      The Board of Directors of the New Jersey Property-Liability Insurance Guaranty Association (NJPLIGA) reviewed the funding needs of the Unsatisfied Claim and Judgment Fund (UCJF) and NJPLIGA and authorized assessments for each entity in 2005. It was initially planned to combine the UCJF and NJPLIGA Assessments into a single assessment bill. The need for UCJF funding has necessitated the separation of the two assessments for 2005.

      The Board determined it was necessary to assess carriers for the UCJF uninsured motorist and pedestrian personal injury protection responsibilities with a 1.00% assessment of each carrier's automobile liability net direct written premium . The UCJF, as of January 2004, is responsible for payment of pedestrian PIP claims previously paid directly by auto insurers. These assessments reflect the cost of those claims and will be adjusted accordingly going forward. The net assessment payable by the Company is $1,226,964 as of June 30, 2005. This amount is reflected as reinsurance payable and ceded written premiums and is not recoverable by the Company.

      For the three months and six months ended June 30, 2005, Proformance was assessed $0 and $0, respectively as its portion of the losses due to insolvencies of certain insurers as compared with $0 and $1,146,243, respectively, for the comparable periods in 2004. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments. In the event that the required assessment is greater than the amount accrued for via surcharges, the Company has the ability to increase its surcharge percentage to re-coup that amount.

      A summary of NJPLIGA balances and amounts is as follows:

              THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
             ----------------------------      --------------------------
                2005               2004           2005            2004
             ----------          --------      ----------      ----------
Payable      $1,007,413          $313,598      $3,987,653      $1,164,790
Paid                  -                 -       2,370,085       1,146,243

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

      The State of New Jersey allows property and casualty companies to enter into Limited Assignment Distribution (LAD) agreements to transfer PAIP assignments to another insurance carrier approved by the State of New Jersey to handle this type of transaction. The LAD carrier is responsible for handling all of the premium and loss transactions arising from PAIP assignments. In turn, the buy-out company pays the LAD carrier a fee based on a percentage of the buy-out company's premium quota for a specific year. This transaction is not treated as a reinsurance transaction on the buy-out company's financial statements but as an expense. In the event the LAD carrier does not perform its responsibilities, the Company will not have any liability associated with the assignments.

      We have entered into a LAD agreement, pursuant to which the PAIP business assigned to us by the State of New Jersey is transferred to Clarendon National Insurance Company and Auto One Insurance Company which write and service the business in exchange for an agreed upon fee. Upon the transfer, we have no liabilities with respect to such PAIP business. For the three months and six months ended June 30, 2005 the Company was assessed LAD fees of $137,831 and $278,244, respectively, in connection with payments to Clarendon National Insurance Company under the LAD agreement as compared with $206,521 and $395,798, respectively, for the comparable periods in 2004. For the three months and six months ended June 30, 2005, the Company was assessed LAD fees of $56,024 and $93,114, respectively, in connection with payments made to Auto One Insurance Company, under the LAD agreement as compared with $0 and $0, respectively, for the comparable periods in 2004. For the three months and six months ended June 30, 2005 the Company would have been assigned $3,852,602 and $7,789,755 of premium, respectively, by the State of New Jersey under PAIP, if not for the LAD agreements that were in place as compared with $2,005,506 and $4,371,461 of premium, respectively, for the comparable periods in 2004. These amounts served as the basis for the fees to be paid to the LAD carriers.

      The Commercial Automobile Insurance Plan, or CAIP, is a plan similar to PAIP, but involving commercial auto insurance rather than private passenger auto insurance. Private passenger vehicles cannot be insured by CAIP if they are eligible for coverage under PAIP or if they are owned by an "eligible person" as defined under New Jersey law. We are assessed an amount in respect of CAIP liabilities equal to the proportion that our net direct written premiums on commercial auto business for the prior calendar year compares to the corresponding direct written premiums for all commercial auto business written in New Jersey for such year.

      We record our CAIP assignment as assumed business as required by the State of New Jersey. For the three months and six months ended June 30, 2005 the Company has been assigned $459,995, and $930,256 of premiums, respectively by the State of New Jersey under the CAIP as compared with $628,986 and $1,159,656, respectively for the comparable periods in the 2004 year. For the three months and six months ended June 30, 2005 the Company has been assigned $391,768, and $722,109 of losses, respectively by the State of New Jersey under the CAIP as compared with $336,175 and $636,855, respectively for the comparable periods in the 2004 year. On a quarterly basis, the State of New Jersey remits to each member a participation report and a cash settlement report. The net result of premiums assigned less paid losses, losses and loss adjustment expenses and other expenses plus investment income results in a net cash settlement due to or from the participating member. The reserving related to these assignments is calculated by the State of New Jersey with corresponding entries recorded on the Company's financial statements.

NEW JERSEY AUTOMOBILE INSURANCE RISK EXCHANGE

      The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company's participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as other operating and general expenses. For the three months and six months ended June 30, 2005, we have been assessed $471,604 and $1,019,149, respectively by NJAIRE as compared with $619,080 and $1,256,087, in the same periods in the prior year. These assessments represent amounts to be paid to NJAIRE as it relates to the Company's participation in its plan.

8. NET EARNINGS PER SHARE

      Basic net income per share is computed based on the weighted average number of shares outstanding during the year. Diluted net income per share includes the dilutive effect of outstanding share options, using the treasury stock method. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average price for the period. The difference between the number of shares issued and the number of hypothetical shares purchased represents the dilutive shares.

      The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------      --------------------------
                                                      2005            2004            2005            2004
                                                  -----------      ----------      ----------      ----------
Net Income applicable to common stockholders      $ 1,565,311      $4,837,240      $5,937,937      $7,808,650

    Weighted average common shares - basic          9,796,490       4,941,990       7,369,240       4,941,990
    Effect of dilutive securities:
       Options                                        321,142         672,950         321,142         672,950
                                                  -----------      ----------      ----------      ----------
Weighted average common shares - diluted           10,117,632       5,614,940       7,690,382       5,614,940
                                                  -----------      ----------      ----------      ----------
Basic Earnings Per Share                          $      0.16      $     0.98      $     0.81      $     1.58
                                                  -----------      ----------      ----------      ----------
Diluted Earnings per Share                        $      0.15      $     0.86      $     0.77      $     1.39
                                                  -----------      ----------      ----------      ----------

9. INITIAL PUBLIC OFFERING AND STOCK SPLIT

      Management announced plans for the sale of the Company's common shares in a proposed initial public offering (the IPO) in 2004. In conjunction with the IPO, the Board of Directors of the Company declared a 43-for-1 common share split which became effective on January 14, 2005, immediately after the time the Company filed its amended and restated articles of incorporation. All earnings per share and other share amounts for the periods presented in the condensed consolidated financial statements have been adjusted retroactively for the share split.

      On April 21, 2005, an initial public offering of 6,650,000 shares of the Company's common stock (after the 43-for-1 stock split) was completed. The Company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters discount) of $62,198,255. The Company contributed $43,000,000 to Proformance, which increased its statutory surplus. The additional capital will permit the Company to reduce its reinsurance purchases and to retain more of the direct written premiums produced by its Partner Agents. In addition, the Company intends to increase the capital of the other operating subsidiaries by approximately $10,000,000 to facilitate the execution of its business plans. The remainder of the capital raised will be used for general corporate purposes, including but not limited to possible additional increases to the capitalization of the existing subsidiaries.

10. REPLACEMENT CARRIER TRANSACTIONS

      With respect to our replacement carrier transaction for the 2004 year with Ohio Casualty Insurance Company (OCIC) and Ohio Casualty of New Jersey (OCNJ), on February 22, 2005 Proformance notified OCNJ that OCNJ owed Proformance $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ had until May 15, 2005 to make payment to us. Subsequent to the notification provided to OCIC and OCNJ, we had several discussions with OCIC relating to certain components to the underlying calculation which supports the amount owed to Proformance for the 2004 year. As part of these discussions, OCIC had requested additional supporting documentation and raised issues with respect to approximately $2,000,000 of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of New Jersey Automobile Insurance Risk Exchange

(NJAIRE) assessments, or a total of $3,412,000, allocated to OCNJ. We recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 as outlined above) as replacement carrier revenue from related party in our consolidated statement of income for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because it was management's best estimate of the amount for which we believed collectability was reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management's estimates and judgment and thus more susceptible to challenge by OCIC. We also note our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed Proformance approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and our experience from 2003, management's best estimate of the amount for 2004 for which we believed collectability from OCIC was reasonably assured was $4,350,000. On June 27, 2005, we received $3,654,000 from OCIC in settlement of the amounts due to Proformance, which differs from the $4,350,000 we had recorded as a receivable due from OCIC as outlined above. The difference of $696,000 between the receivable we had recorded ($4,350,000) due from OCIC and the actual settlement payment received from OCIC ($3,654,000) came as a result of a dispute between the Company and OCIC regarding $292,000 of NJAIRE assessments and approximately $404,000 of commission expenses included in the underlying calculation which supported the amounts due to Proformance for the 2004 year, the final year of our three year agreement with OCIC. The $696,000 has been recorded as a bad debt expense in the Company's condensed consolidated statement of operations for the three months and six months ended June 30, 2005.

      With respect to our replacement carrier transaction with Sentry Insurance Company (Sentry), in the event that the premium-to-surplus ratio for the Sentry business written by Proformance exceeds 2.5 to 1 during a specified period, Sentry is obligated to pay to Proformance such additional sums of money as necessary, up to an aggregate limit of $1,250,000, to reduce the premium-to-surplus ratio for the Sentry insurance business written by Proformance to not less than 2.5 to 1. On February 22, 2005 Proformance notified Sentry that Sentry owed Proformance $1,250,000 for the 2004 year in connection with the requirement. On May 16, 2005, we received $1,250,000 from Sentry in settlement of the amounts owed to us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion of the financial condition, changes in financial condition and results of operations of National Atlantic Holdings Corporation ("NAHC" or the "Company") should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

      Safe Harbor Statement Regarding Forward-Looking Statements

      Management believes certain statements in this Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "should," "estimate," "expect," "anticipate," "intend," "believe," "predict," "potential," or words of similar import. Forward- looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and risks, many of which are subject to change. These uncertainties and risks include, but are not limited to, economic, regulatory or competitive conditions in the private passenger automobile insurance carrier industry; regulatory, economic, demographic, competitive and weather conditions in the New Jersey market; significant weather-related or other natural or man-made disasters over which we have no control; the effectiveness of our efforts to manage and develop our subsidiaries; our ability to attract and retain independent agents; our ability to maintain our A.M. Best rating; the adequacy of the our reserves for unpaid losses and loss adjustment expenses; our ability to maintain an effective system of internal controls over financial reporting; market fluctuations and changes in interest rates; the ability of our subsidiaries to dividend funds to us; and our ability to obtain additional capital in the future. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

OVERVIEW

      We are a provider of personal lines property and casualty insurance, predominantly automobile insurance, in the State of New Jersey. We have been able to capitalize upon what we consider an attractive opportunity in the New Jersey insurance market through:

      - our extensive knowledge of the New Jersey insurance market and regulatory environment;

      - our business model that requires many of our independent agents to retain an ownership stake in our company;

      - our packaged product that offers auto, homeowners and other personal lines coverage; and

      -     our insurance related services businesses.

      As of December 31, 2003, our insurance subsidiary, Proformance Insurance Company ("Proformance"), was the tenth largest and the fastest growing provider of private passenger auto insurance in New Jersey, based on direct written premiums of companies writing more than $5 million of premiums annually over the past three years, according to A.M. Best. From 2000 through 2004, we experienced a 47.7% compound annual growth rate, as our direct written premiums for all lines of business we write, including homeowners and commercial lines, increased from $43.6 million in 2000 to $207.3 million in 2004. As of June 30, 2005, our shareholders' equity was $136.4 million, up from shareholders' equity of $2.2 million as of December 31, 2000, reflecting a 150.2% compound annual growth rate. For the three months ended June 30, 2005 the increase is primarily due to the capital received in connection with the completion of the Company's initial public offering on April 21, 2005 in the amount of $62.2 million. The Company is also continuing the process of converting our personal lines business from six-month policies to twelve-month policies. As part of this process we converted substantially all of the personal lines policies that came up on their annual renewal during the period. This conversion generated an additional $17.5 million of direct written premium for the three months ending June 30, 2005. In addition, new business generated by our Partner Agents was $6.5 million, offset by attrition of existing business of $2.0 million as well as a reduction of $13.2 million of replacement carrier business as we continued the re-underwriting process in a continuing effort to achieve the desired retention, based on profitable business, of the business associated with those transactions. For the six months ended June 30, 2005 the increase is due to the fact that we continue the process of converting our personal lines business from six-month policies to twelve-month policies. As part of this process we converted substantially all of the personal lines policies that came up on their annual renewal during the period. This conversion generated an additional $24.9 million of direct written premium for the six months ending June 30, 2005. In addition, new business generated by our Partner Agents was $11.5 million, offset by attrition of existing business of $4.0 million as well as a reduction of $9.9 million of replacement carrier business as we continued the re-underwriting process in a continuing effort to achieve the desired retention, based on profitable business, of the business associated with those transactions.

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

      As a result of New Jersey's "take all comers" requirement, we are obligated to underwrite a broad spectrum of personal automobile insurance risks. To address this potential problem, since 1998 Proformance has utilized a tiered rating system to price its policies which includes five (5) rating tiers which are based upon the driving records of the policyholders. The purpose of the rating tiers is to modify the premiums to be charged for each insured vehicle on the personal automobile policy so that the premiums charged accurately reflect the underwriting exposures presented to Proformance. As of June 30, 2005, the rating tier modifiers and the distribution of risks within the tiers were as follows:

                                  PREMIUM
                               MODIFICATIONS     PERCENT OF TOTAL
     TIER DESIGNATION             FACTOR             VEHICLES
--------------------------     -------------     ----------------
Tier A....................         0.88               24.3%
Tier One..................         1.00               50.6%
Tier Two..................         1.70               20.9%
Tier Three................         2.25                2.3%
Tier Four.................         2.60                1.9%

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

      Our financial results may be affected by a variety of external factors that indirectly impact our premiums and/or claims expense. Such factors may include, but are not limited to:

      - the recent rise in gasoline prices may serve to decrease the number of miles driven by our policyholders and result in lower frequency of automobile claims; and

      - an evolving set of legal standards by which we are required to pay claims may result in significant variability in our loss reserves over time.

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

      During the prior four years, much of our premium growth and capitalization growth have resulted from our replacement carrier transactions. For the three months and six months ended June 30, 2005, we derived no revenue from replacement carrier transactions, compared to $5.4 million and $11.3 million for the three and six months ended June 30, 2004, respectively. This constituted 0% of our total revenue for the three and six months ended June 30, 2005 and 10.5% and 11.4%, respectively, of our total revenue in the same periods in the prior year. Our strategy includes entering into additional replacement carrier transactions as opportunities arise.

      As a result of these transactions, we increased the number of independent insurance agencies who are shareholders in NAHC and who, with their aggregate premium volume, provide what we believe are significant growth opportunities for us. Our strategy is to underwrite an increased share of those agencies' business now underwritten by competing carriers. Successful execution of our intended plan will require an underwriting operation designed to attract and retain more of our agencies' clientele, and may be affected by lower-priced competing products or enhanced sales incentive compensation plans by our competitors. These factors may require us to increase our new business acquisition expenses from the levels currently experienced to achieve significant new product sales.

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

      With respect to our replacement carrier transaction for the 2004 year with Ohio Casualty Insurance Company (OCIC) and Ohio Casualty of New Jersey (OCNJ), on February 22, 2005 Proformance notified OCNJ that OCNJ owed Proformance $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ had until May 15, 2005 to make payment to us. Subsequent to the notification provided to OCIC and OCNJ, we had several discussions with OCIC relating to certain components to the underlying calculation which supports the amount owed to Proformance for the 2004 year. As part of these discussions, OCIC had requested additional supporting documentation and raised issues with respect to approximately $2,000,000 of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of New Jersey Automobile Insurance Risk Exchange (NJAIRE) assessments, or a total of $3,412,000, allocated to OCNJ. We recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 as outlined above) as replacement carrier revenue from related party in our consolidated statement of income for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because it was management's best estimate of the amount for which we believed collectability was reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management's estimates and judgment and thus more susceptible to challenge by OCIC. We also note our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed Proformance approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and our experience from 2003, management's best estimate of the amount for 2004 for which we believed collectability from OCIC was reasonably assured was $4,350,000. On June 27, 2005, we received $3,654,000 from OCIC in settlement of the amounts due to Proformance, which differs from the $4,350,000 we had recorded as a receivable due from OCIC as outlined above. The difference of $696,000 between the receivable we had recorded ($4,350,000) due from OCIC and the actual settlement payment received from OCIC ($3,654,000) came as a result of a dispute between the Company and OCIC regarding $292,000 of NJAIRE assessments and approximately $404,000 of commission expenses included in the underlying calculation which supported the amounts due to Proformance for the 2004 year, the final year of our three year agreement with OCIC. The $696,000 has been recorded as a bad debt expense in the Company's condensed consolidated statement of operations for the three months and six months ended June 30, 2005.

      With respect to our replacement carrier transaction with Sentry Insurance Company, in the event that the premium-to-surplus ratio for the Sentry business written by Proformance exceeds 2.5 to 1 during a specified period, Sentry is obligated to pay to Proformance such additional sums of money as necessary, up to an aggregate limit of $1,250,000, to reduce the premium-to-surplus ratio for the Sentry insurance business written by Proformance to not less than 2.5 to 1. On February 22, 2005 Proformance notified Sentry that Sentry owed Proformance $1,250,000 for the 2004 year in connection with the requirement. On May 16, 2005, we received $1,250,000 from Sentry in settlement of the amounts owed to us.

      Prior to the Company's initial public offering, the Company limited the amount of business that Partner Agents could write with Proformance because of its limited capital. However, following the Company's initial public offering on April 21, 2005, the Company contributed additional capital to Proformance. Accordingly, on June 13, 2005, the Company held a meeting with Partner Agents to inform them that the limitations historically placed on them with respect to placing new business with Proformance were no longer applicable due to Proformance's enhanced capital adequacy.

      In the New Jersey Supreme Court's decision in June of 2005 in DiProspero
v. Penn, et al., the Court eliminated certain restrictions on the ability of plaintiffs to obtain non-economic damages, such as for pain and suffering. As a result of this decision, we expect to incur additional legal expenses because of increased litigation relating to claims under our policies.

      On March 15, 2005, the board of directors of the Company discussed extending the exercise period of stock options to purchase 73,100 shares of the Company's common stock granted under its Nonstatutory Stock Option Plan (the "Plan") on June 15, 1995 to three individuals, two of whom are currently executive officers and one of whom is currently a director of the Company. These stock options were scheduled to expire on June 14, 2005, ten years after the date of issuance. The board of directors discussed extending the expiration date of these stock options from June 14, 2005 until December 31, 2005, with the effective date of the extension being June 14, 2005. This proposal to extend the exercise period for such stock options was approved by the board of directors at its meeting held on June 13, 2005, subject to shareholder approval. The extension of these options will be presented to the Company's shareholders in its proxy statement for shareholder approval at the Company's annual shareholder meeting which will be held in September 2005.

      If the shareholders approve the extension of these options, the Company will be required to record a compensation expense in its financial statements in the third quarter of 2005. The expense would be determined by the difference between the fair market value of the Company's common stock on the date of shareholder approval less the exercise price of each stock option, multiplied by the number of shares underlying each stock option. The exercise price of all of the stock options subject to the extension is $1.21 per share.

      F.P. "Skip" Campion, the Company's former Vice Chairman and the former President of Proformance, passed away on January 25, 2005. Under the terms of the Plan and the applicable stock option agreements, if an optionee dies without having fully exercised any outstanding stock options, the right to exercise such stock options expires ninety days following the optionee's death. Accordingly, the expiration date of Mr. Campion's stock options (none of which had previously been exercised) was accelerated to April 25, 2005. Since the estate of Mr. Campion did not exercise these stock options on or prior to April 25, 2005, the stock options were forfeited. On June 13, 2005, the board of directors of the Company approved, subject to shareholder approval, a grant of new nonqualified stock options to the estate of Mr. Campion, to preserve the value of Mr. Campion's stock options that expired on April 25, 2005. The new stock options, if granted, will be subject to the same terms and conditions, including the number of shares subject to each stock option and the exercise price of each stock option, as the forfeited stock options, except that the new stock options, will expire on December 31, 2005.

      If the grant of new stock options to the estate of Mr. Campion is approved at the September 2005 annual shareholder meeting, the Company will be required to record a compensation expense in its financial statements in the third quarter of 2005. The expense would be determined by the difference between the fair market value of the Company's common stock on the date of shareholder approval less the exercise price of the stock options, multiplied by the number of shares underlying each stock option. If approved by shareholders, the Company will issue stock options to purchase shares of the Company's common stock to the estate of Mr. Campion as follows: 47,300 shares (with an exercise price of $1.21 per share), 47,300 shares (with an exercise price of $1.29 per share), 47,300 shares (with an exercise price of $2.50 per share), 34,400 shares (with an exercise price of $2.62 per share), 15,050 shares (with an exercise price of $2.89 per share), and 10,750 shares (with and exercise price of $0.98 per share).

REVENUES

      We derive our revenues primarily from the net premiums we earn, net investment income we earn on our invested assets and revenue associated with replacement carrier transactions. Net earned premiums is the difference between the premiums we earn from the sales of insurance policies and the portion of those premiums that we cede to our reinsurers.

      The revenue we earned from replacement carrier transactions relates to the funds that we received to assume the renewal obligations of those books of business. Revenue from replacement carrier transactions are recognized pro-rata over the period that we complete our obligations under the terms of the agreement which typically relate to the renewal option period of the policyholders ranging from six months to a year, as required pursuant to the terms of the contract. Certain replacement carrier contracts require additional consideration to be paid to us based on an evaluation of the ratio of premiums written to surplus. The calculation is performed and related revenue is recognized as earned annually pursuant to the terms of the contract. We did not record any replacement carrier revenue for the three months or six months ended June 30, 2005. Our strategy includes entering into additional replacement carrier transactions as opportunities arise.

      Investment income consists of the income we earn on our fixed income and equity investments as well as short term investments. The "other income" we earn consists of service fees charged to insureds that pay on installment plans, commission received by National Atlantic Insurance Agency from third party business and revenue from our contract with AT&T in which we provide claims handling and risk data reporting on general liability, automobile liability and physical damage and household move claims.

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

      The provision for unpaid losses and loss adjustment expenses includes individual case estimates, principally on the basis of reports received from claim adjusters employed by Proformance, for losses reported prior to the close of the year and estimates with respect to incurred but not reported losses and loss adjustment expenses, net of anticipated salvage and subrogation. The method of making such estimates and for establishing the resulting reserves is continually reviewed and updated, and adjustments resulting therefrom are reflected in current operations. The estimates are determined by management and are based upon industry data relating to loss and loss adjustment expense ratios as well as Proformance's historical data.

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

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. We have identified below two accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of these policies. In addition, please see "Overview" above for a discussion of the amount we estimated and recorded as replacement carrier revenue from related party in our condensed consolidated statement of income for the three months ended June 30, 2005 with respect to the Ohio Casualty replacement carrier transaction.

      UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES RESERVES

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

      When a claim is reported, claims personnel establish a "case reserve" for the estimated amount of ultimate payment. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims personnel. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on subsequent developments and periodic reviews of the cases.

      In accordance with industry practice, we also maintain reserves for estimated losses incurred but not yet reported. Incurred but not yet reported reserves are determined in accordance with commonly accepted actuarial reserving techniques on the basis of our historical information and experience. We review incurred but not yet reported reserves quarterly and make adjustments if necessary.

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

      In the second quarter of 2005 we increased reserves for prior years by $2.9 million. This increase was due to increases in severity for personal injury protection (no-fault) losses of $2.2 million, homeowners losses of $1.1 million, commercial auto liability projected loss ratios for accident years 2002 - 2004 resulting in an increase of $1.7 million and development on a specific excess of loss claim in our other liability line of business for the 2002 accident year resulting in an increase of $0.8 million. This development was partially offset by continued favorable trends in loss development for bodily injury losses ($0.8 million), physical damage losses ($1.6 million), auto physical damage losses ($0.3 million) and personal auto liability for the 2004 and 2005 accident years ($0.2 million) as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend. For the year ended December 31, 2004, we reduced reserves for prior years by $672,000 due to the fact that the actual loss experience observed during the period, especially during the fourth quarter of 2004, was slightly lower than expected due to a reduction in the frequency of claims reported during the fourth quarter of 2004. Notwithstanding this past experience, we cannot predict whether reserves will develop favorably or unfavorably in the future.

      We have made no changes in key assumptions to the estimates of reserves (i.e., liabilities for loss and loss adjustment expenses) since March 31, 2005. Changes in reserve estimates evolve over a period of time and we make reserve adjustments in the period that we consider relevant factors to be present which represent what we consider to be reliable trends on which to base such adjustments.

      The table below sets forth the types of reserves we maintain for our lines of business and indicates the amount of reserves as of June 30, 2005 for each line of business.

                     NATIONAL ATLANTIC HOLDINGS CORPORATION
                    BREAKOUT OF RESERVES BY LINE OF BUSINESS
                               AS OF JUNE 30, 2005

                                          DIRECT CASE    ASSUMED CASE                                TOTAL BALANCE
                                            RESERVES       RESERVES     DIRECT IBNR    ASSUMED IBNR  SHEET RESERVES
                                          -----------    ------------   -----------    ------------  --------------
                                                                     ($ IN THOUSANDS)
LINE OF BUSINESS:
Fire .................................      $      0       $     26       $      0       $      0       $     26
Allied ...............................             0              2              0              0              2
Homeowners ...........................         2,814              0          4,969              0          7,783
Personal Auto ........................        63,638              7         94,603              0        158,248
Commercial Auto ......................        11,603          1,217         14,825          1,646         29,291
Other Liability ......................           149              0          5,164              0          5,313
                                            --------       --------       --------       --------       --------
Total Reserves .......................      $ 78,204       $  1,252       $119,561       $  1,646       $200,663
                                            --------       --------       --------       --------       --------
Less:  Reinsurance Recoverables on
    Unpaid Losses ....................                                                                    26,754
                                                                                                        --------
Total Net Reserves ...................                                                                  $173,909
                                                                                                        ========

      In establishing our net reserves as of June 30, 2005, our actuaries determined that the range of reserve estimates at that date was between $159.8 million and $186.2 million. The amount of net reserves at June 30, 2005, which represents the best estimate of management and our actuaries within that range, was $173.9 million. There are two major factors that could result in ultimate losses below management's best estimate:

      - The amount of reported losses and reported claim frequency for the first six months of accident year 2005 are at a lower rate than prior periods, especially for personal auto liability. If this development continues, reserves for accident year 2005 could be redundant.

      - Management noted that, based on its review of peer companies, which are companies that underwrite and distribute products similar to ours using the same distribution channel we do, the loss development factors of these companies, which measure the change in reported losses from one evaluation period to another, have been declining in the past several years. This trend, if continued, would result in ultimate losses lower than the aforementioned best estimate.

      There are two major factors that could result in ultimate losses above management's best estimate:

      - Loss trends (both frequency and severity) have been declining in recent years in the New Jersey personal auto insurance market. If loss trends become unfavorable, our reserves could be deficient. In addition, a recent New Jersey Supreme Court decision, which potentially increases a claimant's right to sue for serious injury, could impact future claims frequency.

      - Claims for uninsured motorists generally have a longer development period than other liability losses. If the frequency of uninsured motorist claims increases beyond our current estimated levels, loss emergence could be greater than what we projected in our loss development analysis.

      INVESTMENT ACCOUNTING POLICY - - IMPAIRMENT

      In June 2005, the Financial and Accounting Standards Board ("FASB") completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other - than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), superseding EITF 03-1 and EITF Topic D-44, Recognition of Other-Than-Temporarary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value . FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF-03-1, which were effective December 31, 2003 and remain in effect.

      Our principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. Recognition of income ceases when a bond goes into default. We evaluate whether impairments have occurred on a case-by-case basis. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and amount of decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations we use in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or subsection; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairment of securities where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) other subjective factors, including concentrations and information obtained from regulators and rating agencies and
(vii) management's intent and ability to hold securities to recovery. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.

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

RESULTS OF OPERATIONS

      We experienced considerable growth in our business commencing in early 2002 and continuing throughout 2003. Specifically, on December 18, 2001 we entered into an agreement with OCIC and OCNJ to become a replacement carrier pursuant to which OCNJ would transfer to Proformance the obligation to offer renewals for all of OCNJ's New Jersey private passenger automobile business effective March 18, 2002. In connection with this transaction our direct written premiums, net written premiums and net earned premiums increased from $49.8 million, $25.5 million and $25.4 million, respectively, for the year ended December 31, 2001, to $163.2 million, $147.0 million and $143.2 million, respectively, for the year ended December 31, 2003, increases of 227.7%, 476.5% and 463.8%, respectively, during that period. In addition total assets, losses and loss adjustment expense reserves and total shareholders' equity increased from $78.3 million, $56.7 million and $(4.0) million as of December 31, 2001 to $266.7 million, $134.2 million and $49.8 million, respectively, as of December 31, 2003, increases of 240.6% to total assets, and 136.7% to losses and loss adjustment expense reserves during that period. Also as part of this transaction we recorded replacement carrier revenue in the amount of $4.4 million, $12.7 million and $21.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      In addition, on October 21, 2003 and December 8, 2003, respectively, we entered into two additional replacement carrier agreements with Sentry and Metropolitan Property and Casualty Insurance Company ("Met P&C") whereby we agreed to become the replacement carrier for the personal lines business of each entity in New Jersey. We received $0.9 million and received an additional $2.6 million in 2004 from Sentry, $2.8 million of which we recorded as deferred revenue as of December 31, 2003 and $0.7 million recorded as replacement carrier revenue for the year ended December 31, 2003. We received $20.1 million ($9.5 million recorded as deferred revenue as of December 31, 2003, $0.6 million recorded as replacement carrier revenue from a related party for the year ended December 31, 2003, and $10.0 million in the form of a capital contribution) from Met P&C. For the year ended December 31, 2004, we recorded $13.6 million of replacement carrier revenue in connection with these transactions ($9.5 million from Met P&C and $4.1 million from Sentry) as we completed our obligations under the terms of each agreement which relates to our obligation to offer renewals to each Sentry and Met P&C policyholder transferred to Proformance. We do not expect to record replacement carrier revenue in the future unless we enter into additional replacement carrier transactions. These transactions contributed to our increase in shareholders' equity from $18.1 million as of December 31, 2002 to $67.8 million as of December 31, 2004.

      For the three months ended June 30, 2005 the increase in direct written premium is due to the fact that we continue the process of converting our personal lines business from six-month policies to twelve-month policies. As part of this process we converted substantially all of the personal lines policies that came up on their annual renewal during the period. This conversion generated an additional $17.5 million of direct written premium for the three months ending June 30, 2005. In addition, new business generated by our Partner Agents was $6.5 million, offset by attrition of existing business of $2.0 million as well as a reduction of $13.2 million of replacement carrier business as we continued the re-underwriting process in a continuing effort to achieve the desired retention of the business associated with those transactions. For the six months ended June 30, 2005 the increase in direct written premium is due to the fact that we continue the process of converting our personal lines business from six-month policies to twelve-month policies. As part of this process we converted substantially all of the personal lines policies that came up on their annual renewal during the period. This conversion generated an additional $24.9 million of direct written premium for the six months ending June 30, 2005. In addition, new business generated by our Partner Agents was $11.5 million, offset by attrition of existing business of $4.0 million as well as a reduction of $9.9 million of replacement carrier business as we continued the re-underwriting process in a continuing effort to achieve the desired retention of the business associated with those transactions.

      At June 30, 2005 the Company experienced a significant increase in shareholder equity, primarily due to the capital received in connection with the completion of the Company's initial public offering on April 21, 2005 in the amount of $62.2 million.

      The Company's earnings press release issued on August 10, 2005 reflected net income for the six months ended June 30, 2004 of $9.1 million. Based upon a comment from the SEC during our initial public offering process and discussions with our independent registered public accounting firm, we have adjusted our net income for that period as we now reflect the recording of NJAIRE assessments as other operating and general expenses. Accordingly, our net income for the six months ended June 30, 2004, as adjusted, was $7.8 million.

      The table below shows certain of our selected financial results for the three months and six months ended June 30, 2005 and 2004:

                                                                  FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,            ENDED JUNE 30,
                                                                  --------------------      --------------------
                                                                     2005        2004         2005        2004
                                                                  --------      ------      -------      -------
Direct written premiums.......................................     $62,793      54,026      123,063      100,527
Net written premiums..........................................      59,652      55,237      116,438       99,334
Net earned premiums...........................................      41,739      43,848       89,109       82,986
Replacement carrier revenue from related party................          --       4,485           --        9,530
Replacement carrier revenue from unrelated party..............          --         875           --        1,750
Investment income.............................................       3,068       1,808        5,350        2,992
Net realized investment gains (losses)........................         (16)        397          376        1,074
Other income..................................................         427         604          713        1,053
                                                                   -------      ------      -------      -------
Total revenue.................................................      45,218      52,017       95,548       99,385
                                                                   -------      ------      -------      -------

                                                                   FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,            ENDED JUNE 30,
                                                                   --------------------     --------------------
                                                                     2005         2004        2005        2004
                                                                   -------      -------     -------      -------
Losses and loss adjustment expenses...........................     $32,056      $36,161      64,883       65,784
Acquisition expenses..........................................       9,506        8,462      19,447       18,685
Other operating and general expenses..........................       1,340          229       2,442        3,223
                                                                   -------      -------     -------      -------
Total expenses................................................      42,902       44,852      86,772       87,692
Income before income taxes....................................       2,316        7,165       8,776       11,693
Income taxes..................................................         751        2,328       2,838        3,884
                                                                   -------      -------     -------      -------
Net income....................................................     $ 1,565      $ 4,837     $ 5,938      $ 7,809
                                                                   =======      =======     =======      =======

      FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005

      DIRECT WRITTEN PREMIUMS. Direct written premiums for the three months ended June 30, 2005 increased by $8.8 million, or 16.3%, to $62.8 million from $54.0 million in the comparable 2004 period. Direct written premiums for the six months ended June 30, 2005 increased by $22.6 million, or 22.5%, to $123.1 million from $100.5 million in the comparable 2004 period. For the three months ended June 30, 2005 the increase is due to the fact that we continue the process of converting our personal lines business from six-month policies to twelve-month policies. As part of this process we converted substantially all of the personal lines policies that came up on their annual renewal during the period. This conversion generated an additional $17.5 million of direct written premium for the three months ending June 30, 2005. In addition, new business generated by our Partner Agents was $6.5 million, offset by attrition of existing business of $2.0 million as well as a reduction of $13.2 million of replacement carrier business as we continued the re-underwriting process in a continuing effort to achieve the desired retention of the business associated with those transactions. For the six months ended June 30, 2005 the increase is due to the fact that we continue the process of converting our personal lines business from six-month policies to twelve-month policies. As part of this process we converted substantially all of the personal lines policies that came up on their annual renewal during the period. This conversion generated an additional $24.9 million of direct written premium for the six months ending June 30, 2005. In addition, new business generated by our Partner Agents was $11.5 million, offset by attrition of existing business of $4.0 million as well as a reduction of $9.9 million of replacement carrier business as we continued the re-underwriting process in a continuing effort to achieve the desired retention of the business associated with those transactions.

      NET WRITTEN PREMIUMS. Net written premiums for the three months ended June 30, 2005 increased by $4.5 million, or 8.2%, to $59.7 million from $55.2 million in the comparable 2004 period. Net written premiums for the six months ended June 30, 2005 increased by $17.1 million, or 17.2%, to $116.4 million from $99.3 million in the comparable 2004 period. The increase was due to the increase in direct written premiums for the same periods.

      NET EARNED PREMIUMS. Net earned premiums for the three months ended June 30, 2005 decreased by $2.0 million, or 4.6%, to $41.8 million from $43.8 million in the comparable 2004 period. Net earned premiums for the six months ended June 30, 2005 increased by $6.1 million, or 7.4%, to $89.1 million from $83.0 million in the comparable 2004 period. For the three months ended June 30, 2005 the decrease in net earned premium for the period is due to the impact of the re-underwriting process in a continuing effort to achieve the "desired retention" of the business associated with the replacement carrier business. For the six months ended June 30, 2005 the increase for the period was due to the increase in net written premiums for the same period, offset by the impact of re-underwriting. The increase in net earned premiums for the six months ended June 30, 2005 was less than the increase in net written premiums for the comparable period due to the fact that in January 2005 we commenced an initiative to transition our six month policies to twelve month policy terms, resulting in premium being earned over a longer period.

      REPLACEMENT CARRIER REVENUE. Replacement carrier revenue for the three months ended June 30, 2005 decreased by $5.4 million to $0.0 million from $5.4 million in the comparable 2004 period. Replacement carrier revenue for the six months ended June 30, 2005 decreased by $11.3 million to $0.0 million from $11.3 million in the comparable 2004 period. The decrease was due to the completion of the revenue recognition process associated with the Met P&C and Sentry replacement carrier transactions that began in the fourth quarter of 2003 and were completed during 2004.

      INVESTMENT INCOME. Investment income for the three months ended June 30, 2005 increased by $1.3 million, or 72.2%, to $3.1 million from $1.8 million in the comparable 2004 period. Investment income for the six months ended June 30, 2005 increased by $2.4 million, or 80.0%, to $5.4 million from $3.0 million in the comparable 2004 period. The increase was due primarily to an increase in invested assets to $295.7 million at June 30, 2005 from $195.5 million at June 30, 2004. The increase in invested assets was primarily due to the capital raised in connection with our initial public offering completed in April as well as the increase in net written premiums during the period. Our average book yield to maturity at June 30, 2005 and 2004 was 4.81% and 4.60%, respectively. The increase in yield was due to the purchase of securities with higher yields.

      NET REALIZED INVESTMENT GAIN (LOSS). Net realized investment gain (loss) for three months ended June 30, 2005 and 2004 were $0.0 million and $0.3 million, respectively. Net realized investment gain (loss) for the six months ended June 30, 2005 and 2004 were $0.4 million and $1.1 million, respectively.

      OTHER INCOME. Other income for the three months ended June 30, 2005 and 2004 was $0.4 million and $0.6 million, respectively. Other income for the six months ended June 30, 2005 and 2004 was $0.7 million and $1.1 million, respectively. The decrease was primarily due to a $0.1 million reduction in claims services revenue in connection with the contract with AT&T due to an increase in deferred revenue related to the contract.

      LOSSES AND LOSS ADJUSTMENT EXPENSES. Losses and loss adjustment expenses for the three months ended June 30, 2005 decreased by $4.1 million, or 11.3%, to $32.1 million from $36.2 million in the comparable 2004 period. Loss and loss adjustment expenses for the six months ended June 30, 2005 decreased by $0.9 million, or 1.4%, to $64.9 million from $65.8 million in the comparable 2004 period. For the six months ended June 30, 2005 we increased reserves for prior years by $2.9 million. This increase was due to increases in severity for personal injury protection (no-fault) losses of $2.2 million, homeowners losses of $1.1 million, commercial auto liability projected loss ratios for accident years 2002 - 2004 resulting in an increase of $1.7 million and development on a specific excess of loss claim in our other liability line of business for the 2002 accident year resulting in an increase of $0.8 million. This development was partially offset by continued favorable trends in loss development for bodily injury losses ($0.8 million), physical damage losses ($1.6 million), auto physical damage losses ($0.3 million) and personal auto liability for the 2004 and 2005 accident years ($0.2 million) as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend. Excluding the reserve increase for prior years, the loss ratio for the accident period of six months ended June 30, 2005 decreased to 69.6% from 74.3% for the accident period of six months ending June 30, 2004 due to price strengthening, more restrictive underwriting and lower claims frequency. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the three months ended June 30, 2005 was 77.0% compared to 82.3% for the three months ended June 30, 2004. The ratio of net incurred losses, excluding loss adjustment expenses, to net earned premiums during 2005 was 66.7% compared to 61.0% for the comparable 2004 period. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the six months ended June 30, 2005 was 72.9% compared to 79.3% for the six months ended June 30, 2004. The ratio of net incurred losses, excluding loss adjustment expenses, to net earned premiums during 2005 was 62.9% compared to 63.6% for the comparable 2004 period.

      ACQUISITION EXPENSES. Acquisition expenses for the three months ended June 30, 2005 increased by $1.0 million, or 11.77%, to $9.5 million from $8.5 million in the comparable 2004 period. Acquisition expenses for the six months ended June 30, 2005 increased by $0.8 million, or 4.3%, to $19.5 million from $18.7 million in the comparable 2004 period. As a percentage of net written premiums, our acquisition expense ratio for the three and six months ended June 30, 2005 was 15.9% and 16.7% as compared to 15.4% and 18.8% for the comparable 2004 periods. The increase in acquisition expenses is due to the increase in net written premiums resulting in an increase of approximately $2.5 million for the three months ended June 30, 2005 compared to the comparable period in 2004 offset by the amount of deferred acquisition costs amortized. The increase in acquisition expenses for the six months ended June 30, 2005 compared to the same period in the prior year is due to the increase in net written premiums and the related acquisition expenses incurred (principally the commission paid to agents) to produce and underwrite that premium, offset by the amount of deferred acquisition costs amortized.

      OTHER OPERATING AND GENERAL EXPENSES. Other operating and general expenses for the three months ended June 30, 2005 increased by $1.1 million, or 84.6% to $1.3 million from $0.2 million in the comparable 2004 period. Other operating and general expenses for the six months ended June 30, 2005 decreased by $0.8 million, or 25.0%, to $2.4 million from $3.2 million in the comparable 2004 period. The increase in other operating and general expenses for the three months ended June 30, 2005 as compared to the same period in the prior year is primarily related to increases in advertising expense in the amount of $0.2 million, business insurance in the amount of $0.1 million, other related insurance expenses in the amount of $0.3 million and a write off in connection with the OCIC receivable in the amount of $0.7 million. The decrease in other operating and general expenses of $0.7 million is related to a decrease in assessments from NJAIRE, of $1.7 million (of which $1.4 million reflects a "true-up" settlement with respect to 2003) for the six months ended June 30, 2005 as compared to the assessment for the comparable 2004 period, offset primarily by increases in advertising expense in the amount of $0.3 million, and a write-off in connection with the OCIC receivable in the amount of $0.7 million.

      INCOME TAX EXPENSE. Income tax expense for the three months ended June 30, 2005 and 2004 was $0.8 million and $2.3 million, respectively. Income tax expense for the six months ended June 30, 2005 and 2004 was $2.8 million and $3.9 million, respectively. The decrease of $1.5 million in income tax expense for the three months ended June 30, 2005 from the same period in the prior year was due to the decrease in income before tax for the same period.

      NET INCOME. Net income after tax for the three months ended June 30, 2005 and 2004 was $1.6 million and $4.8 million, respectively, Net income after tax for the six months ended June 30, 2005 and 2004 was $5.9 million and $7.8 million, respectively. The decrease in net income after tax is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      We are organized as a holding company with all of our operations being conducted by our insurance subsidiaries, which underwrite the risks associated with our insurance policies, and our non-insurance subsidiaries, which provide our policyholders and our insurance subsidiaries a variety of services related to the insurance policies we write. We have continuing cash needs for taxes and administrative expenses. These ongoing obligations are funded with dividends from our non-insurance subsidiaries. Our taxes are paid by each subsidiary through an inter-company tax allocation agreement. In addition, a portion of the proceeds of our sale of common stock to our Partner Agents has historically been used to pay taxes. The Company has historically required Partner Agents to purchase at least $50,000 of its common stock from the Company prior to acting as an agent for Proformance. However, since the Company's initial public offering on April 21, 2005, the Company no longer receives proceeds from the sale of common stock to Partner Agents as the Partner Agents are now required to purchase the shares in the public market.

      Proformance's primary sources of funds are premiums received, investment income and proceeds from the sale and redemption of investment securities. Our non-insurance subsidiaries' primary source of funds is policy service revenues. Our subsidiaries use funds to pay operating expenses, make payments under the tax allocation agreement, and pay dividends to us. In addition, Proformance uses funds to pay claims and purchase investments.

      Our consolidated cash flow provided by operations was $2.7 million and $33.9 million for each of the three months ended June 30, 2005 and 2004, respectively. Our consolidated cash flow provided by operations was $16.6 million and $47.7 million for each of the six months ended June 30, 2005 and 2004, respectively. The cash flow provided by operations for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, decreased as premiums receivable increased $15.7 million and unearned premiums increased $8.4 million along with a decrease in reinsurance receivables in the amount of $10.1 million and decrease in unpaid losses and loss adjustment expenses in the amount of $8.0 million. Deferred revenue in connection with the replacement carrier transactions also decreased by $5.4 million.

      For the three months ended June 30, 2005 and 2004, our consolidated cash flow used for investing activities was $33.6 million and $15.1 million, respectively. For the six months ended June 30, 2005 and 2004, our consolidated cash flow used for investing activities was $58.9 million and $27.8 million, respectively. The increase in cash used in investing activities for the three months and six months ended June 30, 2005 relates primarily to the purchase of investments associated with the respective increase in cash due to the capital received in connection with the Company's initial public offering which was completed on April 21, 2005.

      For the three months ended June 30, 2005 and 2004, our consolidated cash flow from financing activities was $62.2 million and $0.0 million, respectively. For the six months ended June 30, 2005 and 2004, our consolidated cash flow from financing activities was $62.2 million and $0.0 million, respectively. The increase in our consolidated cash flows from financing activities for the three months and six months ended June 30, 2005 is directly related to the capital received in connection with the Company's initial public offering which was completed on April 21, 2005.

      The effective duration of our investment portfolio was 5.71 years as of June 30, 2005. By contrast, our liability duration was approximately 3.5 years as of June 30, 2005. We do not believe this difference in duration adversely affects our ability to meet our current obligations because we believe our cash flows from operations are sufficient to meet those obligations. Pursuant to our tax planning strategy, we invested the $40.6 million received from the OCIC replacement carrier transaction in long-term bonds in accordance with Treasury Ruling Regulation 1.362-2, which allows us to defer the payment of income taxes on the associated replacement carrier revenue until the underlying securities are either sold or mature. The effective duration of our investment portfolio, when excluding these securities, is reduced from 5.71 years to 3.5 years.

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

      On April 21, 2005, an initial public offering of 6,650,000 shares of our common stock (after the 43-for-1 stock split) was completed. We sold 5,985,000 shares resulting in net proceeds (after deducting issuance costs and the underwriters discount) of $62,198,255. We contributed $43,000,000 to Proformance, which increased its statutory surplus. The additional capital will permit us to reduce our reinsurance purchases and to retain more of the direct written premiums produced by our Partner Agents. In addition, we intend to increase the capital of our other operating subsidiaries by approximately $10,000,000 to facilitate the execution of their business plans. The remainder of the capital raised by us will be used for general corporate purposes, including but not limited to possible additional increases to the capitalization of our existing subsidiaries.

      There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from Proformance are subject to restrictions relating to statutory surplus and earnings. Proformance may not make an "extraordinary dividend" until 30 days after the Commissioner of the New Jersey Department of Banking and Insurance (which we refer to as the Commissioner) has received notice of the intended dividend and has not objected or has approved it in such time. An extraordinary dividend is defined as any dividend or distribution whose fair market value together with that of other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer's surplus as of the preceding December 31, or the insurer's net income (excluding realized capital gains) for the twelve-month period ending on the preceding December 31, in each case determined in accordance with statutory accounting practices. Under New Jersey law, an insurer may pay dividends that are not considered extraordinary only from its unassigned funds, also known as its earned surplus. The insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs following payment of any dividend or distribution to stockholders. As of the date hereof, Proformance is not permitted to pay any dividends without the approval of the Commissioner as it has negative unassigned surplus as a result of historical underwriting losses. Proformance has not paid any dividends in the past and we do not anticipate that Proformance will pay dividends in the foreseeable future because we wish to reduce our reinsurance purchases in order to retain more of the gross premiums written we generate and seek stronger financial strength ratings for Proformance, both of which require that the capital of Proformance be increased. In addition, the payment of dividends and other distributions by Mayfair is regulated by Bermuda insurance law and regulations.

      The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months and six months ended June 30, 2005 was $53,100 and $106,200, respectively, as compared to $0 and $0, respectively for the comparable periods in 2004.

      Aggregate minimum rental commitments of the Company as of June 30, 2005 are as follows:

       YEAR                  AMOUNT
-------------------      ------------
2005                         450,590
2006                         906,773
2007                         914,465
2008                         845,239
2009 and thereafter          578,499
                         -----------
   Total                 $ 3,695,566
                         ===========

      In connection with the lease agreement, the Company executed a letter of credit in the amount of $300,000 as security for payment of the base rent.

INVESTMENTS

      As of June 30, 2005 and December 31, 2004, Proformance maintained a high quality investment portfolio.

      As of June 30, 2005 and December 31, 2004, we did not hold any securities that were not publicly traded, because our investment policy prohibits us from purchasing those securities. In addition, at those dates, we did not have any non-investment grade fixed income securities.

      As of December 31, 2004, fixed maturity securities having an unrealized loss of $328,335, a fair value of $76,477,342 and an amortized cost of $76,805,677 were in a continuous unrealized loss position for less than twelve months. As of June 30, 2005, fixed maturity securities having an unrealized loss of $267,628, a fair value of $59,919,797 and an amortized cost of $60,187,425 were in a continuous unrealized loss position for less than twelve months.

      As of December 31, 2004, equity and preferred securities having an unrealized loss of $81,418, a fair value of $732,780 and an amortized cost of $814,198 were in a continuous unrealized loss position for less than twelve months. As of June 30, 2005, equity and preferred securities having an unrealized loss of $964,249, a fair value of $14,101,363 and an amortized cost of $15,065,612 were in a continuous unrealized loss position for less than twelve months.

      As June 30, 2005, gross unrealized losses totaled $1,671,609. This amount was calculated using the following data: $185,075 of unrealized losses related to securities of the U.S. Government, government agencies and authorities, $157,171 related to state, local and government agencies, $318,291 related to industrial and miscellaneous, $0 related to mortgage backed securities and $1,011,072 related to equity securities.

      As more fully described above under " - Critical Accounting Policies - Investment Accounting Policy -Impairment", in accordance with the guidance of paragraph 16 of SFAS 115, should an other-than-temporary impairment be determined, we recognize such loss on the income statement and we write down the value of the security and treat the adjusted value as the new cost basis of the security.

      Our gross unrealized losses represented 0.06% of cost or amortized cost of the investment portfolio as of June 30, 2005. Fixed maturities represented 92.8% of the investment portfolio and 39.5% of the unrealized losses as of June 30, 2005.

      There are two equity and preferred securities having an unrealized loss of $46,823, a fair value of $711,932 and an amortized cost of $758,755 as of June 30, 2005 which has been in a continuous unrealized loss position for greater than 12 months. There were 37 fixed maturity securities having an unrealized loss of $392,909, a fair value of $20,527,371 and an amortized cost of $20,920,280 as of June 30, 2005 which have been in a continuous unrealized loss position for greater than 12 months.

      Our fixed income securities in an unrealized loss position have an average "AA1" credit rating by Moody's, with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of our ongoing security monitoring process by our investment manager and investment committee, it was concluded that one security in the portfolio was considered to be other than temporarily impaired as of June 30, 2005. We believe, with the investment committee's confirmation, that securities that are temporarily impaired that continue to pay principal and interest in accordance with their contractual terms, will continue to do so.

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

      In addition, we conduct a "sensitivity" analysis of our fixed income portfolio on at least a quarterly basis to determine the market value impact on our fixed income portfolio of an increase or decrease in interest rates of 1%. Based on this analysis, we will continue to hold securities in an unrealized gain or loss position if the payments of principal and interest are not delinquent and are being made consistent with the investment's repayment schedule. The related impact on the investment portfolio is realized should we decide to sell a particular investment at either a gain or a loss.

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

      As of June 30, 2005 and as of December 31, 2004, our fixed income portfolio was 53% and 57.3%, concentrated in U.S. government securities and securities of government agencies and authorities that carry an "Aaa" rating from Moody's, respectively.

      As of June 30, 2005 and as of December 31, 2004, we did not have any material underwater securities. The following summarizes our unrealized losses by designated category as of June 30, 2005.

        SECURITIES IN AN UNREALIZED LOSS POSITION FOR LESS THAN 6 MONTHS

                                                                                               % OF
                                                                               UNREALIZED   UNREALIZED
                                              AMORTIZED COST    FAIR VALUE      LOSSES         LOSS
                                              --------------  -------------  ------------   -----------
Investment Grade Fixed Income...............  $  33,365,888   $  33,274,219  $    (91,669)     (0.27)%
    Equities................................  $  15,065,612   $  14,101,363  $   (964,249)     (6.40)%

          SECURITIES IN AN UNREALIZED LOSS POSITION FOR 6 TO 12 MONTHS

                                                                                               % OF
                                                                               UNREALIZED   UNREALIZED
                                              AMORTIZED COST    FAIR VALUE      LOSSES         LOSS
                                              --------------  -------------  ------------   -----------
Investment Grade Fixed Income...............  $ 26,821,538    $ 26,645,579    $  (175,959)      (.66)%
    Equities................................            -                -              -          -

          SECURITIES IN AN UNREALIZED LOSS POSITION FOR 12 TO 24 MONTHS

                                                                                               % OF
                                                                               UNREALIZED   UNREALIZED
                                              AMORTIZED COST    FAIR VALUE      LOSSES         LOSS
                                              --------------  -------------  ------------   -----------
Investment Grade Fixed Income...............   $ 20,920,280   $ 20,527,371    $ (392,909)      (1.88)%
    Equities................................   $    758,755   $    711,932    $  (46,823)      (6.17)%

  SECURITIES WITH A DECLINE IN MARKET VALUE BELOW CARRYING VALUES LESS THAN 20%

                                                                                               % OF
                                                                              UNREALIZED   UNREALIZED
                                              AMORTIZED COST    FAIR VALUE      LOSSES         LOSS
                                              --------------  -------------  ------------  -----------
Investment Grade Fixed Income...............  $  81,107,705   $ 80,447,168   $ (660,537)       (.8)%
    Equities................................  $  15,500,829   $ 14,565,905   $ (934,924)     (6.03)%

   SECURITIES WITH A DECLINE IN MARKET VALUE BELOW CARRYING VALUES OF 20%-50%

                                                                                              % OF
                                                                             UNREALIZED   UNREALIZED
                                              AMORTIZED COST    FAIR VALUE     LOSSES        LOSS
                                              --------------  -------------  ----------  -----------
Investment Grade Fixed Income...............           -             -             -            -
    Equities................................     323,538       247,390        76,148       (23.54)

         SECURITIES WITH A DECLINE IN MARKET VALUE BELOW CARRYING VALUES
                                GREATER THAN 50%

                                                                                              % OF
                                                                             UNREALIZED   UNREALIZED
                                              AMORTIZED COST    FAIR VALUE     LOSSES        LOSS
                                              --------------  -------------  ----------  -----------
Investment Grade Fixed Income...............         -               -            -            -
   Equities.................................         -               -            -            -

CONTRACTUAL OBLIGATIONS

      The following table summarizes our long-term contractual obligations and credit-related commitments as of June 30, 2005.

           CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS (1)

                                              LESS THAN 1                               MORE THAN 5
                                                  YEAR       1-3 YEARS      3-5 YEARS     YEARS         TOTAL
                                              ------------  ------------  ------------  -----------  -------------
Loss and Loss Adjustment Expenses...........  $ 67,021,541  $ 97,321,698  $ 33,109,444  $ 3,210,612  $ 200,663,295
Operating Lease Obligations (2).............  $    902,578  $  1,829,630  $    963,358  $         -  $   3,695,566

----------

(1) As of June 30, 2005 we had property and casualty reserves of $200.7 million. The amounts and timing of these obligations are not set contractually. Nonetheless, based on cumulative property and casualty claims paid over the last ten years, we anticipate that approximately 33.4% will be paid within a year, an additional 48.5%
      between one and three years, 16.5% between three and five years and 1.6% in more than five years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this payment estimate because of the potential impact from changes in:

      - the legal environment whereby court decisions and changes in backlogs in the court system could influence claim payout patterns.

      - our mix of business because property and first-party claims settle more quickly than bodily injury claims.

      - claims staffing levels - claims may be settled at a different rate based on the future staffing levels of the claim department.

      - reinsurance programs - changes in Proformance's retention will influence the payout of the liabilities. As Proformance's net retention increases, the liabilities will take longer to settle than in past years.

      - loss cost trends - increases/decreases in inflationary factors (legal and economic) will influence ultimate claim payouts and their timing.

(2) Represents our minimum rental commitments as of June 30, 2005 pursuant to our seven-year lease agreement for the use of our office space and equipment at 4 Paragon Way, Freehold, NJ 07728 and our four-year lease agreement for the use of our office space and equipment at 3 Paragon Way, Freehold, NJ 07728.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

EFFECTS OF INFLATION

      We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates and claim costs.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

      In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other - than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), superseding EITF 03-1 and EITF Topic D-44, Recognition of Other-Than-Temporarary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value . FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF-03-1, which were effective December 31, 2003 and remain in effect.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS

123") and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the Commission issued Staff Accounting Bulletin ("SAB") 107 which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the Commission amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that begins after June 15, 2005. We are required to adopt the provisions of SFAS 123R effective January 1, 2006 at which time the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

      In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's unaudited interim condensed financial statements.

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

      All of our investing is done by our insurance subsidiary, Proformance. We invest according to guidelines devised by an internal investment committee, comprised of management of Proformance and an outside director of NAHC, focusing on investments that we believe will produce an acceptable rate of return given the risks assumed. Our investment portfolio is managed by the investment officer at Proformance with oversight from our Chief Accounting Officer and the assistance of outside investment advisors. Our objectives are to seek the highest total investment return consistent with prudent risk level by investing in a portfolio comprised of high quality investments including common stock, convertible securities, bonds and money market funds in accordance with the asset classifications set forth in Proformance's Investment Policy Statement Guidelines and Objectives.

     The tables below show the interest rate sensitivity of our fixed income and preferred stock financial instruments measured in terms of fair value (which is equal to the book value for all our securities) for the periods indicated.

                                                                                FAIR VALUE
                                                               ------------------------------------------
                                                                -100 BASIS        AS OF        +100 BASIS
                                                               POINT CHANGE      6/30/05      POINT CHANGE
                                                               ------------     ----------    ------------
                                                                             ($ IN THOUSANDS)
Fixed maturities and preferred stocks....................         $275,545        $260,660       $245,777
Cash and cash equivalents................................           35,396          35,397         35,396
                                                                  --------        --------       --------
   TOTAL.................................................         $310,941        $296,057       $281,173


                                                                                FAIR VALUE
                                                               ------------------------------------------
                                                                -100 BASIS        AS OF        +100 BASIS
                                                               POINT CHANGE     12/31/2004    POINT CHANGE
                                                               ------------     ----------    ------------
                                                                             ($ IN THOUSANDS)
Fixed maturities and preferred stocks....................         $200,684        $212,589       $224,494
Cash and cash equivalents................................           15,542          15,542         15,542
                                                                  --------        --------       --------
   TOTAL.................................................         $216,226        $228,131       $240,036

EQUITY RISK

     Equity risk is the risk that we will incur economic losses due to adverse changes in the prices of equity securities in our investment portfolio. Our exposure to changes in equity prices primarily result from our holdings of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values of our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimate that such a decline in equity market prices would decrease the market value of our equity investments by approximately $2,106,526 and $1,104,167, respectively, based on our equity positions as of June 30, 2005 and December 31, 2004.

     As of June 30, 2005, approximately 7.2% of our investment portfolio was invested in equity securities. We continuously evaluate market conditions regarding equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.

CREDIT RISK

     We have exposure to credit risk as a holder of fixed income securities. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines to reduce our credit risk. As of June 30, 2005, approximately 53% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, 44% was invested in other fixed income securities rated "Aaa"/"Aa" by Moody's, and 3% was invested in fixed income securities rated "A" by Moody's. As of June 30, 2005, we do not own any securities with a rating of less than "A."

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

     As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded, as of the end of the period covered by this report, that because of the material weaknesses in internal control over financial reporting previously identified by management that are still in the process of being remediated, as described below, our disclosure controls and procedures were not effective as of June 30, 2005.

Changes in Internal Control over Financial Reporting

     Except as set forth below, there was no change in our internal control over financial reporting during the quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

     Our management and independent registered public accounting firm previously determined that there were material weaknesses in our internal controls over financial reporting. In 2003, we recognized a need to enhance our financial reporting resources and processes, in particular as we prepared for our initial public offering. Accordingly, we took and will continue to take steps to enhance our financial reporting resources and processes, including, among others, hiring Frank J. Prudente as Executive Vice President - Corporate Finance.

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

     Our audit committee and our management team acknowledged and agreed with the matters identified as material weaknesses. In response to those findings as well as to our continued efforts to improve our internal controls, we initiated further corrective actions to address the control deficiencies identified by us and our independent registered public accounting firm, including the following:

     - we designated Frank J. Prudente as our Chief Accounting Officer and gave him authority and responsibility with respect to all accounting matters to enhance proper end-of-period reporting and data quality issues;

     - we hired Bruce C. Bassman as Senior Vice President and Chief Actuarial Officer, which we believe has enhanced our ability to report end-of-period balances;

     -    we hired an internal audit manager;

     -    we replaced our director of GAAP financial reporting;

     - we are in the process of completing the implementation of a new reinsurance accounting system which is addressing the material weaknesses in our reinsurance accounting by eliminating our use of manual spreadsheets; and

     - we have upgraded our systems for accounting for premiums receivable by working with the vendor for that system, who has performed a diagnostic on that system, which has enhanced our ability to properly record premium receivable balances at the end of reporting periods.

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

None.

ITEM 6.  EXHIBITS

      The following documents are filed as part of this report:

      11.1  Statement re: computation of per share earnings*

          31.1 Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

          31.2 Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

          32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

                                   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NATIONAL ATLANTIC HOLDINGS CORPORATION

                                By: /s/ James V. Gorman
                                    ----------------------------------------
                                    James V. Gorman
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer

                                By: /s/ Frank J. Prudente
                                    ----------------------------------------
                                    Frank J. Prudente
                                    Executive Vice President - Corporate Finance
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)

Dated: August 15, 2005
                                       46