Form 10-Q/A
period 2005-03-31
NATIONAL ATLANTIC HOLDINGS CORP
filed 2005-08-24
CIK 946492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

As of August 12, 2005, there were outstanding 10,926,990 Common Shares, no par value per share, of the Registrant.

EXPLANATORY NOTE

This report on Form 10-Q/A (the “Second Form 10-Q/A”) constitutes amendment no. 2 to the quarterly report on Form 10-Q for the quarterly period ended March 31, 2005 (the “Original Form 10-Q”) of National Atlantic Holdings Corporation (the “Company”). This Second Form 10-Q/A is being filed solely to correct the Section 302 certifications filed as Exhibits 31.1 and 31.2, respectively, to the Form 10-Q/A filed on May 25, 2005, to include the language required by Title 17 C.F.R. 229.601(b)(31).

Accordingly, we are filing new currently dated Section 302 certifications attached to this Second Form 10-Q/A as Exhibits 31.1 and 31.2, respectively, revised to contain the correct Section 302 certification language.

i

Item 6.   Exhibits

     The following documents are filed as part of this report:

10.1	Underwriting Agreement dated April 20, 2004 among National Atlantic Holdings Corporation, The Ohio Casualty Insurance Company and the Purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, filed on May 24, 2005)*

11.1	Statement re: computation of per share earnings (Incorporated by reference to Exhibit 11.1 to the Registrant’s Form 10-Q, filed on May 24, 2005)*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Previously filed

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

Dated: August 24, 2005