Form 10-Q
period 2005-09-30
NATIONAL ATLANTIC HOLDINGS CORP
filed 2005-11-15
CIK 946492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)  Yes ☐  No☑

As of November 11, 2005, there were outstanding 10,926,990 Common Shares, no par value per share, of the Registrant.

i

ii

PART I

Item 1.  Financial Statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited)	(Unaudited)
	September 30,	December 31,
	2005	2004
Investments: (Note 3)
Fixed maturities available-for-sale (amortized cost at September 30, 2005 and December 31, 2004	$265,701	$210,830
was $267,030 and $210,636, respectively)
Short-term investments (cost at September 30, 2005 and December 31, 2004, was $9,463 and	9,463	13,820
$13,820, respectively)
Equity securities (cost at September 30, 2005 and December 31, 2004 was $18,862 and $12,719, respectively)	18,569	12,801

Total investments	293,733	237,451
Cash and cash equivalents	39,730	15,542
Accrued investment income	3,581	2,085
Premiums receivable	58,247	31,185
Reinsurance recoverable on paid and unpaid losses	40,313	34,677
Prepaid reinsurance	1,246	467
Receivable from Ohio Casualty, a related party	-	4,350
Receivable from Sentry	-	1,250
Deferred acquisition costs	17,099	10,872
Property and equipment - Net	2,772	2,021
Federal income taxes recoverable	1,043	-
State income taxes recoverable	23	-
Other assets	5,679	7,272

Total assets	$463,466	$347,172

Liabilities and Stockholders' Equity:

Liabilities:
Unpaid losses and loss adjustment expenses	$214,101	$184,283
Unearned premiums	90,887	64,170
Accounts payable and accrued expenses	2,664	2,900
Reinsurance payable	71	4,621
Deferred income taxes	11,751	11,995
Federal income taxes payable	-	1,512
State income taxes payable	-	89
Other liabilities	7,918	9,763

Total liabilities	327,392	279,333

Stockholders' equity:
Common stock, Class A, no par value (4,300,000 shares authorized;
0 and 2,747,743 shares issued as of September 30, 2005 and December 31, 2004)	-	3,002
Common stock, Class B, no par value (4,300,000 shares authorized; 0 and 2,194,247
shares issued as of September 30, 2005 December 31, 2004)	-	28,738
Common Stock, $0.01 par value (50,000,000 shares authorized; 10,926,990, and 0 shares	96,928	-
issued as of September 30, 2005 and December 31, 2004)
Retained earnings	40,217	35,917
Accumulated other comprehensive (loss) income	(1,071)	182

Total stockholders' equity	136,074	67,839

Total liabilities and stockholders' equity	$463,466	$347,172

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2005	2004	2005	2004

Revenue:
Net premiums earned	$43,267	$48,062	$132,376	$131,048
Net investment income	3,448	1,969	8,798	4,961
Realized gains (losses) on investments - net	40	108	416	1,182
Replacement carrier revenue from related party	-	-	-	9,530
Replacement carrier revenue from Sentry	-	875	-	2,625
Other income	472	202	1,186	1,255

Total revenue	47,227	51,216	142,776	150,601

Costs and Expenses:
Loss and loss adjustment expenses incurred	36,871	36,575	101,754	102,359
Acquisition expenses	7,205	7,589	26,412	26,034
Other operating and general expenses	2,647	3,244	5,090	6,467
Stock based compensation expense	2,749	120	2,989	360

Total costs and expenses	49,472	47,528	136,245	135,220

(Loss) Income before income taxes	(2,245)	3,688	6,531	15,381
(Benefit) Provision for income taxes	(607)	1,252	2,231	5,136

Net (Loss) Income	$(1,638)	$2,436	$4,300	$10,245

Net income (loss) per share Common Stock - Basic	$(0.15)	$0.49	$0.50	$2.07
Net income (loss) per share Common Stock - Diluted	$(0.15)	$0.43	$0.47	$1.82

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)
	Nine months ended September 30,
	(Unaudited)	(Unaudited)
	2005	2004

Net Income	$4,300	$10,245

Other comprehensive income - net of tax:
Net holding (losses) gains arising during the year	(1,274)	665
Reclassification adjustment for realized losses (gains)
included in net income	21	(402)

Total other comprehensive (loss) income	(1,253)	263

Comprehensive Income	$3,047	$10,508

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the periods ended September 30, 2005 and 2004
(in thousands, except share data)

								Accumulated
	Class A		Class B					Other	Total
	Common Stock		Common Stock		Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Equity

Balance at December 31, 2003	2,747,743	3,002	2,194,247	28,258			18,470	57	49,787

Amortization of 2002 and 2003 options				360					360

Net Income							10,245		10,245
Other comprehensive income								263	263

Balance at September 30, 2004	2,747,743	$3,002	2,194,247	$28,618		-	$28,714	$320	$60,654

Balance at December 31, 2004	2,747,743	$3,002	2,194,247	$28,738			$35,917	$182	$67,839

Issuance of Common Stock related to IPO					5,985,000	62,198			62,198

Conversion of Class A and
Class B common stock	(2,747,743)	($3,002)	(2,194,247)	($28,738)	4,941,990	31,740			-

Amortization of options						2,989			2,989

Net Income							4,300		4,300
Other comprehensive (loss)								(1,253)	(1,253)

Balance at September 30, 2005 (unaudited)	-	-	-	-	10,926,990	$96,928	$40,217	($1,071)	$136,074

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	(unaudited)	(unaudited)
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	4,300	10,245
Adjustment to reconcile net income to net cash provided (used in)
operating activities:
Depreciation and amortization	378	301
Amortization of premium/discount on bonds	814	860
Realized (gains) on investment sales	(417)	(1,182)
Changes in:	-	-
Deferred income taxes	401	2,950
Premiums receivable	(27,062)	(7,686)
Reinsurance recoverable	(5,637)	(7,338)
Reinsurance receivable	-	10,050
Prepaid reinsurance	(780)	1,271
Receivable from Ohio Casualty	4,350	6,820
Receivable from Sentry	1,250	2,625
Deferred acquisition costs	(6,227)	(1,597)
Accrued interest income	(1,496)	(569)
Federal income taxes recoverable	(1,043)	1,005
State Income taxes recoverable	(23)	-
Other assets	1,595	(2,656)
Unpaid losses and loss adjustment expenses	29,818	41,889
Stock options	2,989	360
Accounts payable	(236)	(558)
Deferred revenue from related party	-	(9,530)
Deferred revenue	-	(2,625)
Unearned premiums	26,717	12,191
Reinsurance payable	(4,550)	(511)
Federal Income taxes payable	(1,512)	-
State Income taxes payable	(89)	(399)
Other liabilities	(1,846)	5,038

Net cash provided by operating activities	21,694	60,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,126)	(537)
Purchases of fixed maturity investments	(146,878)	(139,891)
Sales and maturities of fixed income investments	89,689	79,994
Purchases of equity securities	(19,609)	(10,958)
Sales of equity securities	13,863	8,561
Purchases of short-term investments - net	4,357	19,743

Net cash (used in) investing activities	(59,704)	(43,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock—net	62,198	-

Net cash provided by financing activities	62,198	-

Net increase in cash	24,188	17,866
Cash and cash equivalents - beginning of period	15,542	9,124

Cash and cash equivalents - end of period	$39,730	$26,990

Cash paid during the period for:
Income taxes paid	$4,117	$1,692

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

1.  Nature of Operations

National Atlantic Holdings Corporation and Subsidiaries (NAHC or the Company) was incorporated in New Jersey on July 29, 1994. The Company is a holding company for Proformance Insurance Company (Proformance), its wholly-owned subsidiary. Proformance is domiciled in the State of New Jersey and writes property and casualty insurance, primarily personal auto. NAHC's initial capitalization was pursuant to private placement offerings. The initial stockholders paid $1.16 per share for 2,812,200 shares of Class A common stock.

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

NAHC also has a controlling interest (80 percent) in Niagara Atlantic Holdings Corporation and Subsidiaries (Niagara), which is a New York corporation. Niagara was incorporated on December 29, 1995. The remaining interest (20 percent) is owned by New York agents. Niagara was established as a holding company in order to execute a surplus debenture and service agreement with Capital Mutual Insurance (CMI). As of June 5, 2000, CMI has gone into liquidation and is under the control of the New York State Insurance Department. CMI is no longer writing new business and, therefore, neither is Niagara. Niagara had $0 equity value as of September 30, 2005 and December 31, 2004. NAHC has no remaining obligations as it relates to the agreement.

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

On April 21, 2005, an initial public offering of 6,650,000 shares of the Company's common stock (after the 43-for-1 stock split) was completed. The Company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters’ discount) of $62,198,255. The Company contributed $43,000,000 to Proformance, which increased its statutory surplus. The additional capital will permit the Company to reduce its reinsurance purchases and to retain more of the direct written premiums produced by its Partner Agents. In addition, the Company intends to increase the capital of the other operating subsidiaries by approximately $10,000,000 to facilitate the execution of its business plans. The remainder of the capital raised will be used for general corporate purposes, including but not limited to possible additional increases to the capitalization of the existing subsidiaries.

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

2.  Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim financial statements presented have been included. Operating results for the three months or nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s final prospectus dated April 20, 2005 included as part of the Company’s Registration Statement on Form S-1 (File No. 333-117804) filed by the Company with the SEC on July 30, 2004 as amended.

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

In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments (EITF 03-1). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP 115-1), superseding EITF 03-1 and EITF Topic D-44, Recognition of Other-Than-Temporarary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF-03-1, which were effective December 31, 2003 and remain in effect.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The Company has complied with the disclosure requirements of EITF-05-6, which were effective for periods which began after June 29, 2005.

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts other than those specifically described in FASB 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The guidance in SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the method of adoption and whether that adoption will have a material impact on the Company’s unaudited interim condensed financial statements.

4.  Investments

The amortized cost and estimated market value of the investment portfolio, classified by category, as of September 30, 2005 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value

Fixed maturities:
U.S. Government,
government agencies
and authorities	$156,245,061	$24,562	$(991,214)	155,278,409
State, local government
and agencies	69,797,394	392,474	(407,644)	69,782,224
Industrial and miscellaneous	39,735,256	295,787	(650,660)	39,380,383
Mortgage-backed securities	1,252,701	7,600	-	1,260,301

Total fixed maturities	267,030,412	720,423	(2,049,518)	265,701,317

Other Investments:
Short-term investments	9,463,473	-	-	9,463,473
Equity securities	18,861,704	512,461	(805,344)	18,568,821

Total Investments	$295,355,589	$1,232,884	$(2,854,862)	$293,733,611

The amortized cost and estimated market value of the investment portfolio, classified by category, as of December 31, 2004 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value

Fixed maturities:
U.S. Government,
government agencies
and authorities	$113,849,983	$167,336	$(229,199)	113,788,120
State, local government
and agencies	47,447,514	471,383	(151,091)	47,767,806
Industrial and miscellaneous	48,235,166	445,482	(520,779)	48,159,869
Mortgage-backed securities	1,103,325	13,733	(2,786.00)	1,114,272

Total fixed maturities	210,635,988	1,097,934	(903,855)	210,830,067

Other Investments:
Short-term investments	13,820,488	-	-	13,820,488
Equity securities	12,718,656	178,670	(96,790)	12,800,536

Total Investments	$237,175,132	$1,276,604	$(1,000,645)	$237,451,091

The fair values of available-for-sale securities at September 30, 2005, by contractual maturity, are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Estimated Fair Value
(Unaudited)
Due in one year or less	5,004,806
Due in one year through five years	36,516,998
Due in five years through ten years	141,239,319
Due in ten through twenty years	80,310,077
Due in over twenty years	1,369,816
Mortgage-Backed securities	1,260,301
Total	$265,701,317

As of September 30, 2005, the Company held no investments that were below investment grade or not rated by an independent rating agency.

Proceeds from sales of fixed maturity and equity securities and gross realized gains and losses on sales as well as other-than-temporary impairment charges are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Proceeds	23,814,614	46,430,214	103,551,504	88,555,043
Gross realized gains	127,681	236,704	664,587	1,409,938
Gross realized losses	(87,546)	(128,756)	(247,977)	(227,592)

There was one security in the amount of $260,215 that was considered to be other-than-temporarily impaired as of December 31, 2004. No other than temporary impairments were recognized for the three months and nine months ended September 30, 2005 and 2004.

There are four equity securities having an unrealized loss of $221,744, a fair value of $1,641,196 and an amortized cost of $1,862,940 as of September 30, 2005 which have been in a continuous unrealized loss position for less than six months.

There are nine equity securities having an unrealized loss of $503,617, a fair value of $3,616,071 and an amortized value of $4,119,688 as of September 30, 2005 which have been in a continuous unrealized loss position between six and twelve months.

There are two equity and preferred securities having an unrealized loss of $79,982, a fair value of $678,773 and an amortized cost of $758,755 as of September 30, 2005 which have been in a continuous unrealized loss position for greater than twelve months.

There are two hundred and sixteen fixed maturity securities having an unrealized loss of $670,584, a fair value of $129,118,130 and an amortized cost of $129,788,714 as of September 30, 2005 which have been in a continuous unrealized loss position for less than six months.

There are ninety-two fixed maturity securities having an unrealized loss of $454,967, a fair value of $44,818,917 and an amortized cost of $45,273,884 as of September 30, 2005 which have been in a continuous unrealized loss position between six and twelve months.

There are fifty fixed maturity securities having an unrealized loss of $923,967, a fair value of $26,513,189 and an amortized cost of $27,437,156 as of September 30, 2005 which have been in a continuous unrealized loss position for greater than twelve months.

The Company monitors all securities for potential other than temporary impairments on a regular basis. As a result, the Company does not consider any securities to be other than temporarily impaired as of September 30, 2005.

The components of net investment income earned were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Investment income:
Interest income	$3,310,557	$1,866,106	$8,320,742	$4,705,196
Dividend income	170,805	128,899	593,054	344,173

Investment income	3,481,362	1,995,005	8,913,796	5,049,369
Investment expenses	(33,344)	(25,926)	(115,945)	(88,754)

Net investment income	$3,448,018	$1,969,079	$8,797,851	$4,960,615

5.  Reserves for Unpaid Losses and Loss Adjustment Expenses

The changes in unpaid losses and loss adjustment expense reserves are summarized as follows (in thousands):

	For the nine months ended September 30, 2005	For the year ended December 31, 2004
	(Unaudited)
Balance as of beginning of period	$184,283	$134,201
Less reinsurance recoverable on unpaid losses	24,936	21,329
Net balance as of beginning of period	159,347	112,872
Incurred related to:
Current period	91,204	135,659
Prior period	10,550	(672)
Total incurred	101,754	134,987
Paid related to:
Current period	29,969	44,899
Prior period	46,045	43,613
Total paid	76,014	88,512
Net balance as of end of period	185,087	159,347
Plus reinsurance recoverable on unpaid losses	29,014	24,936
Balance as of end of period	$214,101	$184,283

For the three months ended September 30, 2005 we increased reserves for prior years by $7.7 million. This increase was due to increases in average severity for personal injury protection (no-fault) losses of $9.0 million and other liability losses of $0.1 million. This development was partially offset by continued favorable trends in loss development for commercial auto liability losses as projected reinsurance recoverables were increased reducing the loss exposure for this business ($0.6 million), auto physical damage losses ($0.4 million) and homeowners losses ($0.4 million). For the nine months ended September 30, 2005 we increased reserves for prior years by $10.6 million. This increase was due to increases in average severity for, personal injury protection (no-fault) losses of $11.2 million, commercial auto liability projected loss ratios for 2002-2004 due to the fact that the actual loss development was higher than expected for those years, resulting in an increase of $1.1 million, homeowners losses of $0.7 million and other liabilities losses of $0.9 million. This development was partially offset by continued favorable trends in loss development for physical damage losses ($1.6 million), bodily injury losses ($0.8 million), auto physical damage losses ($0.7 million) and personal auto liability losses of ($0.2), as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend. For the year ended December 31, 2004, we reduced reserves for prior years by $0.7 million due to the fact that the actual loss experience observed during the period, especially during the fourth quarter of 2004, was slightly lower than expected due to a reduction in the frequency of claims reported during the fourth quarter of 2004.

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

The following table presents the Company's pro forma net income (loss) assuming the Company had used the fair value method (SFAS 123) to recognize compensation expense with respect to its options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income - as reported	$(1,638,336)	$2,436,064	$4,299,601	$10,244,714

Plus: Compensation expense recorded
against income	2,748,335	120,193	2,988,722	360,579

Deduct: Total stock-based employee
compensation expense determined
under fair value method for all awards,
net of related tax effects	(2,307,188)	(128,321)	(2,551,344)	(384,963)

Pro forma net income	$(1,197,189)	$2,427,936	$4,736,979	$10,220,330

Net income per weighted average shareholding
Basic - as reported	($ 0.15)	$0.49	$0.50	$2.07
Basic - proforma	($ 0.11)	$0.49	$0.55	$2.07
Diluted - as reported	($ 0.15)	$0.43	$0.47	$1.82
Diluted - proforma	($ 0.11)	$0.43	$0.52	$1.82

The above pro forma information has been determined as if the Company had accounted for its employees' stock options under the fair value method. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	For the nine months ended September 30,
	2005	2004
Volatility factor	40.00%	0%
Risk-free interest yield	3.6%	4.0%
Dividend yield	0.0%	0.0%
Average life	3 Years	3 Years

On March 15, 2005, the board of directors of the Company discussed extending the exercise period of stock options to purchase 73,100 shares of the Company’s common stock granted under its Nonstatutory Stock Option Plan (the “Plan”) on June 15, 1995 to three individuals, two of whom are currently executive officers and one of whom is currently a director of the Company. These stock options were scheduled to expire on June 14, 2005, ten years after the date of issuance. The board of directors discussed extending the expiration date of these stock options from June 14, 2005 until December 31, 2005, with the effective date of the extension being June 14, 2005. This proposal to extend the exercise period for such stock options was approved by the board of directors at its meeting held on June 13, 2005, subject to shareholder approval. The extension of these options was presented to the Company’s shareholders for shareholder approval at the Company’s annual shareholder meeting which was held on September 19, 2005.

F.P. “Skip” Campion, the Company’s former Vice Chairman and the former President of Proformance, passed away on January 25, 2005. Under the terms of the Plan and the applicable stock option agreements, if an optionee dies without having fully exercised any outstanding stock options, the right to exercise such stock options expires ninety days following the optionee’s death. Accordingly, the expiration date of Mr. Campion’s stock options (none of which had previously been exercised) was accelerated to April 25, 2005. Since the estate of Mr. Campion did not exercise these stock options on or prior to April 25, 2005, the stock options were forfeited. On June 13, 2005, the board of directors of the Company approved, subject to shareholder approval, a grant of new nonqualified stock options to the estate of Mr. Campion, to preserve the value of Mr. Campion’s stock options that expired on April 25, 2005. The new stock options are subject to the same terms and conditions as the forfeited stock options, including the exercise price and number of shares subject to each option, except that the new stock options expire on December 31, 2005.

Approval of the extension of the options granted during 1995 and the grant of new stock options to the estate of Mr. Campion was received at the Company’s Annual Meeting of Shareholders on September 19, 2005. The fair market value of the Company’s stock on September 19, 2005 was $11.47. Therefore, the Company recognized $749,802 as compensation expense related to the extension of options in its condensed consolidated statement of income for the three months ended September 30, 2005. The Company also recognized $1,937,198 as compensation expense related to the grant of new options in its condensed consolidated statement of income for the three months ended September 30, 2005.

7.  Contingencies and Commitments

In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid as a result of such proceedings or claims will have a material effect on the Company's financial position, statement of operations, or cash flows.

Litigation - The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company accounts for such activity through the establishment of unpaid claims and claims adjustment expense reserves. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's financial position, operating results or cash flows.

Operating Leases - The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company's share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for the three months and nine months ended September 30, 2005 was $163,800 and $491,399, respectively as compared to $163,800 and $491,399, respectively for the comparable periods in 2004.

The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months and nine months ended September 30, 2005 was $53,100 and $159,300, respectively, as compared to $17,700 and $17,700, respectively for the comparable periods in 2004.

Aggregate minimum rental commitments of the Company as of September 30, 2005 are as follows:

Year	Amount
2005	216,900
2006	867,599
2007	867,599
2008	796,799
2009 and thereafter	545,998
Total	$3,294,895

In connection with the lease agreement, the Company obtained a letter of credit in the amount of $300,000 as security for payment of the base rent.

Guaranty Fund and Assessment - The Company is subject to guaranty fund and other assessments by the State of New Jersey. The Company is also assigned private passenger automobile and commercial automobile risks by the State of New Jersey for those who cannot obtain insurance in the primary market.

New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property Liability Insurance Guaranty Association (NJPLIGA). Members of NJPLIGA are assessed the amount NJPLIGA deems necessary to pay its obligations and its expenses in connection with handling covered claims. Assessments are made in the proportion that each member's direct written property and casualty premiums for the prior calendar year compare to the corresponding direct written premiums for all NJPLIGA members for the same period. NJPLIGA notifies the insurer of the surcharge to the policyholders, which is used to fund the assessment as a percentage of premiums on an annual basis. The Company collects these amounts on behalf of the NJPLIGA and there is no income statement impact. Historically, requests for remittance of the assessments are levied 12-14 months after the end of a policy year. The Company remits the amount to NJPLIGA within 45 days of the assessment request.

The Board of Directors of the NJPLIGA reviewed the funding needs of the Unsatisfied Claim and Judgment Fund (UCJF) and NJPLIGA and authorized assessments for each entity in 2005. The Board of Directors of NJPLIGA determined it was necessary to assess carriers for the UCJF uninsured motorist and pedestrian personal injury protection responsibilities with a 1.00% assessment of each carrier’s automobile liability net direct written premium. The UCJF, as of January 2004, is responsible for payment of pedestrian PIP claims previously paid directly by auto insurers. These assessments reflect the cost of those claims and will be adjusted accordingly going forward. For the three and nine months ended September 30, 2005, Proformance was assessed $0 and $1,226,964, respectively as compared with $604,443 and $604,443, respectively for the comparable periods in 2004. The net assessment payable by the Company is $0 as of September 30, 2005. This amount is reflected as reinsurance payable and ceded written premiums and is not recoverable by the Company.

For the three months and nine months ended September 30, 2005, Proformance was assessed $4,886,128 and $4,886,128, respectively as its portion of the losses due to insolvencies of certain insurers as compared with $0 and $1,146,243, respectively, for the comparable periods in 2004. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments. In the event that the required assessment is greater than the amount accrued for via surcharges, the Company has the ability to increase its surcharge percentage to re-coup that amount.

A summary of NJPLIGA balances and amounts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Payable	(4,176,590)	$331,665	(188,937)	$873,178
Paid	4,886,128	-	4,886,128	1,146,243

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

We have entered into a LAD agreement, pursuant to which the PAIP business assigned to us by the State of New Jersey is transferred to Clarendon National Insurance Company and Auto One Insurance Company which write and service the business in exchange for an agreed upon fee. Upon the transfer, we have no liabilities with respect to such PAIP business. For the three months and nine months ended September 30, 2005 the Company was assessed LAD fees of $48,771 and $327,015, respectively, in connection with payments to Clarendon National Insurance Company under the LAD agreement as compared with $145,782 and $495,499, respectively, for the comparable periods in 2004. For the three months and nine months ended September 30, 2005, the Company was assessed LAD fees of $(10,337) and $82,777, respectively, in connection with recoverables from or payments made to Auto One Insurance Company, under the LAD agreement as compared with $113,934 and $113,934, respectively, for the comparable periods in 2004. For the three months and nine months ended September 30, 2005 the Company would have been assigned $3,451,926 and $11,241,681 of premium, respectively, by the State of New Jersey under PAIP, if not for the LAD agreements that were in place as compared with $3,721,172 and $8,092,635 of premium, respectively, for the comparable periods in 2004. These amounts served as the basis for the fees to be paid to the LAD carriers.

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

We record our CAIP assignment as assumed business as required by the State of New Jersey. For the three months and nine months ended September 30, 2005 the Company has been assigned $647,003, and $1,577,259 of premiums, respectively by the State of New Jersey under the CAIP as compared with $668,774 and $1,828,430, respectively for the comparable periods in the 2004 year. For the three months and nine months ended September 30, 2005 the Company has been assigned $482,990, and $1,205,099 of losses, respectively by the State of New Jersey under the CAIP as compared with $326,675 and $963,530, respectively for the comparable periods in the 2004 year. On a quarterly basis, the State of New Jersey remits to each member a participation report and a cash settlement report. The net result of premiums assigned less paid losses, losses and loss adjustment expenses and other expenses plus investment income results in a net cash settlement due to or from the participating member. The reserving related to these assignments is calculated by the State of New Jersey with corresponding entries recorded on the Company's financial statements.

New Jersey Automobile Insurance Risk Exchange

The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company's participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as other operating and general expenses. For the three months and nine months ended September 30, 2005, we have been assessed $(211,743) and $107,854, respectively by NJAIRE as compared with $625,855 and $2,686,649, in the same periods in the prior year. These assessments represent amounts recovered from or to be paid to NJAIRE as it relates to the Company's participation in its plan.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net (Loss) Income applicable to common stockholders	$(1,638,336)	$2,436,064	$4,299,601	$10,244,714

Weighted average common shares - basic	10,926,990	4,941,990	8,555,157	4,941,990
Effect of dilutive securities:
Options	553,232	672,950	553,232	672,950

Weighted average common shares - diluted	11,480,222	5,614,940	9,108,389	5,614,940

Basic Earnings Per Share	$(0.15)	$0.49	$0.50	$2.07

Diluted Earnings per Share	$(0.15)	$0.43	$0.47	$1.82

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

10.  Replacement Carrier Transactions

On September 27, 2005 the Company announced that its subsidiary, Proformance Insurance Company, had entered into a replacement carrier transaction with The Hartford Financial Services Group, Inc (‘The Hartford”) whereby certain subsidiaries of The Hartford (Hartford Fire Insurance Company, Hartford Casualty Insurance Company, and Twin City Fire Insurance) will transfer their renewal obligations for New Jersey homeowners, dwelling fire, and personal excess liabilities policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance will offer  renewal policies to approximately 8,500 qualified policyholders of The Hartford. The Company and Proformance received preliminary approval of this transaction when they received a draft of the final consent order from the New Jersey Department of Banking and Insurance (NJDOBI) on September 27, 2005. The Closing of this transaction is subject to the final approval of the NJDOBI which remains pending.

Upon the Closing, Proformance is required to pay to The Hartford a one-time fee of $150,000. The Company will accrue for this amount on the closing date. In addition, a one-time payment equal to 5% of the written premium of the retained business will be paid to The Hartford within 45 days of the end of the twelve-month non-renewal period. The Company will begin to accrue for this commission on a monthly basis after the closing, based on the number of renewal offers that are accepted by the transferred policyholders.

The Hartford is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any Replacement Carrier Revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.

 With respect to our replacement carrier transaction for the 2004 year with Ohio Casualty Insurance Company (OCIC) and Ohio Casualty of New Jersey (OCNJ), on February 22, 2005 Proformance notified OCNJ that OCNJ owed Proformance $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ had until May 15, 2005 to make payment to us. Subsequent to the notification provided to OCIC and OCNJ, we had several discussions with OCIC relating to certain components to the underlying calculation which supports the amount owed to Proformance for the 2004 year. As part of these discussions, OCIC had requested additional supporting documentation and raised issues with respect to approximately $2,000,000 of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of New Jersey Automobile Insurance Risk Exchange (NJAIRE) assessments, or a total of $3,412,000, allocated to OCNJ. We recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 as outlined above) as replacement carrier revenue from related parties in our consolidated statement of income for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because it was management’s best estimate of the amount for which we believed collectability was reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management’s estimates and judgment and thus more susceptible to challenge by OCIC. We also noted our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed Proformance approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and our experience from 2003, management’s best estimate of the amount for 2004 for which we believed collectability from OCIC was reasonably assured was $4,350,000. On June 27, 2005, we received $3,654,000 from OCIC in settlement of the amounts due to Proformance, which differs from the $4,350,000 we had recorded as a receivable due from OCIC as outlined above. The difference of $696,000 between the receivable we had recorded ($4,350,000) due from OCIC and the actual settlement payment received from OCIC ($3,654,000) came as a result of a dispute between the Company and OCIC regarding $292,000 of NJAIRE assessments and approximately $404,000 of commission expenses included in the underlying calculation which supported the amounts due to Proformance for the 2004 year, the final year of our three year agreement with OCIC. The $696,000 has been recorded as a bad debt expense in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2005.

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

The following discussion of the financial condition, changes in financial condition and results of operations of NAHC should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

Safe Harbor Statement Regarding Forward-Looking Statements

Management believes certain statements in this Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "should," "estimate," "expect," "anticipate," "intend," "believe," "predict," "potential," or words of similar import. Forward- looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and risks, many of which are subject to change. These uncertainties and risks include, but are not limited to, economic, regulatory or competitive conditions in the private passenger automobile insurance carrier industry; regulatory, economic, demographic, competitive and weather conditions in the New Jersey market; significant weather-related or other natural or man-made disasters over which we have no control; the effectiveness of our efforts to manage and develop our subsidiaries; our ability to attract and retain independent agents; our ability to maintain our A.M. Best rating; the adequacy of the our reserves for unpaid losses and loss adjustment expenses; our ability to maintain an effective system of internal controls over financial reporting; market fluctuations and changes in interest rates; the ability of our subsidiaries to dividend funds to us; and our ability to obtain additional capital in the future. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

Overview

We are a provider of personal lines property and casualty insurance, predominantly automobile insurance, in the State of New Jersey. We have been able to capitalize upon what we consider an attractive opportunity in the New Jersey insurance market through:

•	our extensive knowledge of the New Jersey insurance market and regulatory environment;

•	our business model that requires many of our producing independent agents to retain an ownership stake in our company;

•	our packaged product that offers auto, homeowners and other personal lines coverage; and

•	our insurance related services businesses.

As of December 31, 2004, our insurance subsidiary, Proformance Insurance Company (“Proformance”), was the ninth largest and the fastest growing provider of private passenger auto insurance in New Jersey, based on direct written premiums of companies writing more than $5 million of premiums annually over the past three years, according to A.M. Best. From 2000 through 2004, we experienced a 47.7% compound annual growth rate, as our direct written premiums for all lines of business we write, including homeowners and commercial lines, increased from $43.6 million in 2000 to $207.3 million in 2004. As of September 30, 2005, our shareholders’ equity was $136.3 million, up from shareholders’ equity of $2.2 million as of December 31, 2000, reflecting a 138.4% compound annual growth rate. For the nine months ended September 30, 2005 the increase in shareholders equity is primarily due to the capital received in connection with the completion of the Company’s initial public offering on April 21, 2005 in the amount of $62.2 million.

Direct written premiums for the three months ended September 30, 2005 decreased by $12.4 million, or 22.8%, to $41.9 million from $54.3 million in the comparable 2004 period. Direct written premiums for the nine months ended September 30, 2005 increased by $10.2 million, or 6.6%, to $165.0 million from $154.8 million in the comparable 2004 period.

For the three months ended September 30, 2005 the overall decrease in direct written premiums is due to the following: We began the process of converting our personal lines business from six-month policies to twelve-month policies on January 1, 2005. As part of this process, we converted substantially all of the personal lines policies that came up on their annual renewal dates during the three months ended September 30, 2005 resulting in comparatively more direct written premium for such twelve month renewals than would have been the case for the related six month renewals in 2004; however many of the policies which previously would have come up for six month renewal during the three months ended September 30, 2005 were converted to annual twelve month policies during the first three months of 2005. Overall, this conversion generated an additional $19.0 million of direct written premium for the three months ended September 30, 2005. In addition, new business generated by our Partner Agents was $5.3 million, which was offset by attrition of existing business of $2.6 million. Replacement carrier business decreased by $34.1 million as a direct result of our continued re-underwriting process and the attrition of closed agents business, in a continuing effort to achieve the desired retention (ie retention of the most profitable business) of the business associated with those transactions, which is a continuing process as part of our successful execution of these transactions.

For the nine months ended September 30, 2005 the increase in direct written premiums is also due to this conversion. As part of this process we converted substantially all of the personal lines policies that came up on their annual renewal during the period. This conversion generated an additional $44.0 million of direct written premium for the nine months ended September 30, 2005. In addition, new business generated by our Partner Agents was $16.7 million, offset by attrition of existing business of $6.6 million as well as a reduction of $43.9 million of replacement carrier business as we continued the re-underwriting process and the attrition of closed agents business, in a continuing effort to achieve the desired retention, based on profitable business, of the business associated with those transactions.

We manage and report our business as a single segment based upon several factors. Historically, on average, more than 90% of our total consolidated revenues was generated by Proformance. In addition, all of our businesses have similar economic characteristics, the nature of their products and services is similar, and they share the same customer base, production processes and distribution system. In addition, they operate and conduct business in similar regulatory environments.

As a densely populated state, a coastal state, and a state where automobile insurance has historically been prominent in local politics, New Jersey has historically presented a challenging underwriting environment for automobile and homeowners insurance coverage.

As a result of New Jersey’s “take all comers” requirement, we are obligated to underwrite a broad spectrum of personal automobile insurance risks. To address this potential problem, since 1998 Proformance has utilized a tiered rating system to price its policies, which includes five (5) rating tiers based upon the driving records of the policyholders. The purpose of the rating tiers is to modify the premiums to be charged for each insured vehicle on the personal automobile policy so that the premiums charged accurately reflect the underwriting exposures presented to Proformance. As of September 30, 2005, the rating tier modifiers and the distribution of risks within the tiers were as follows:

Tier Designation	Premium Modifications Factor	Percent of Total Vehicles
Tier A	0.88	20.4%
Tier One	1.00	68.4%
Tier Two	1.70	9.6%
Tier Three	2.25	.7%
Tier Four	2.60	.9%

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

We believe that proper recognition of emerging trends, and an active response to those trends, is essential for our business. In addition, we believe that the recent entrants to the New Jersey personal automobile insurance marketplace, such as Mercury General, GEICO and Progressive, will provide a new level of competition not previously experienced by us or by our long-term competitors, which could have a material effect on our ability to meet sales goals or maintain adequate rates for our insurance products.

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

During the prior four years, much of our premium growth and capitalization growth have resulted from our replacement carrier transactions. For the three months and nine months ended September 30, 2005, we derived no revenue from replacement carrier transactions, compared to $0.9 million and $12.2 million for the three and nine months ended September 30, 2004, respectively. This constituted 0% of our total revenue for the three and nine months ended September 30, 2005 and 1.7% and 8.1%, respectively, of our total revenue in the same periods in the prior year. Our strategy includes entering into additional replacement carrier transactions as opportunities arise.

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

In our replacement carrier transactions, we agreed to offer replacement coverage to the subject policyholders at their next nominal policy renewal date. The policyholders are under no obligation to accept our replacement coverage offer. Policyholders who accept our replacement insurance coverage become policyholders of Proformance and enjoy the standard benefits of being a Proformance policyholder. For example, these policyholders enjoy the limitation we provide on our ability to increase annual premiums. We cannot increase the annual premiums paid by these policyholders by more than fifteen percent for three years, unless there is an event causing a change in rating characteristics, such as an auto accident. Those policyholders choosing not to accept the Proformance replacement insurance coverage due to rate or coverage disparities or individual consumer choice must seek replacement coverage with another carrier. Once the Proformance replacement offer has been rejected by a policyholder, Proformance has no further obligation to that policyholder.

On September 27, 2005 the Company announced that its subsidiary, Proformance Insurance Company, had entered into a replacement carrier transaction with The Hartford Financial Services Group, Inc (‘The Hartford”) whereby certain subsidiaries of The Hartford (Hartford Fire Insurance Company, Hartford Casualty Insurance Company, and Twin City Fire Insurance) will transfer their renewal obligations for New Jersey homeowners, dwelling fire, and personal excess liabilities policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance will offer renewal policies to approximately 8,500 qualified policyholders of The Hartford. The Company and Proformance received preliminary approval of this transaction when they received a draft of the final consent order from the New Jersey Department of Banking and Insurance (NJDOBI) on September 27, 2005. The closing of this transaction is subject to the final approval of the NJDOBI which remains pending.

Upon the Closing, Proformance is required to pay to The Hartford a one-time fee of $150,000. The Company will accrue for this amount on the closing date. In addition, a one-time payment equal to 5% of the written premium of the retained business will be paid to The Hartford within 45 days of the end of the twelve-month non-renewal period. The Company will begin to accrue for this commission on a monthly basis after the closing, based on the number of renewal offers that are accepted by the transferred policyholders.

The Hartford is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any Replacement Carrier Revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.

With respect to our replacement carrier transaction for the 2004 year with Ohio Casualty Insurance Company (OCIC) and Ohio Casualty of New Jersey (OCNJ), on February 22, 2005 Proformance notified OCNJ that OCNJ owed Proformance $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ had until May 15, 2005 to make payment to us. Subsequent to the notification provided to OCIC and OCNJ, we had several discussions with OCIC relating to certain components to the underlying calculation which supports the amount owed to Proformance for the 2004 year. As part of these discussions, OCIC had requested additional supporting documentation and raised issues with respect to approximately $2,000,000 of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of New Jersey Automobile Insurance Risk Exchange (NJAIRE) assessments, or a total of $3,412,000, allocated to OCNJ. We recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 as outlined above) as replacement carrier revenue from related party in our consolidated statement of income for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because it was management’s best estimate of the amount for which we believed collectability was reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management’s estimates and judgment and thus more susceptible to challenge by OCIC. We also note our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed Proformance approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and our experience from 2003, management’s best estimate of the amount for 2004 for which we believed collectability from OCIC was reasonably assured was $4,350,000. On June 27, 2005, we received $3,654,000 from OCIC in settlement of the amounts due to Proformance, which differs from the $4,350,000 we had recorded as a receivable due from OCIC as outlined above. The difference of $696,000 between the receivable we had recorded ($4,350,000) due from OCIC and the actual settlement payment received from OCIC ($3,654,000) came as a result of a dispute between the Company and OCIC regarding $292,000 of NJAIRE assessments and approximately $404,000 of commission expenses included in the underlying calculation which supported the amounts due to Proformance for the 2004 year, the final year of our three year agreement with OCIC. The $696,000 has been recorded as a bad debt expense in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2005.

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

Prior to the Company’s initial public offering, the Company limited the amount of business that Partner Agents could write with Proformance because of its limited capital. However, following the Company’s initial public offering on April 21, 2005, the Company contributed additional capital to Proformance. Accordingly, on June 13, 2005, the Company held a meeting with Partner Agents to inform them that the limitations historically placed on them with respect to placing new business with Proformance were no longer applicable due to Proformance’s enhanced capital adequacy.

In the New Jersey Supreme Court’s decision in June of 2005 in DiProspero v. Penn, et al., the Court eliminated certain restrictions on the ability of plaintiffs to obtain non-economic damages, such as for pain and suffering. As a result of this decision, we have adjusted our reserves to include additional personal injury protection (no-fault) losses and legal defense costs severities because of the potential for an increase in the number of litigated cases.

On March 15, 2005, the board of directors of the Company discussed extending the exercise period of stock options to purchase 73,100 shares of the Company’s common stock granted under its Nonstatutory Stock Option Plan (the “Plan”) on June 15, 1995 to three individuals, two of whom are currently executive officers and one of whom is currently a director of the Company. These stock options were scheduled to expire on June 14, 2005, ten years after the date of issuance. The board of directors discussed extending the expiration date of these stock options from June 14, 2005 until December 31, 2005, with the effective date of the extension being June 14, 2005. This proposal to extend the exercise period for such stock options was approved by the board of directors at its meeting held on June 13, 2005, subject to shareholder approval. The extension of these options was presented to the Company’s shareholders for shareholder approval at the Company’s annual shareholder meeting which was held on September 19, 2005.

F.P. “Skip” Campion, the Company’s former Vice Chairman and the former President of Proformance, passed away on January 25, 2005. Under the terms of the Plan and the applicable stock option agreements, if an optionee dies without having fully exercised any outstanding stock options, the right to exercise such stock options expires ninety days following the optionee’s death. Accordingly, the expiration date of Mr. Campion’s stock options (none of which had previously been exercised) was accelerated to April 25, 2005. Since the estate of Mr. Campion did not exercise these stock options on or prior to April 25, 2005, the stock options were forfeited. On June 13, 2005, the board of directors of the Company approved, subject to shareholder approval, a grant of new nonqualified stock options to the estate of Mr. Campion, to preserve the value of Mr. Campion’s stock options that expired on April 25, 2005. The new stock options are subject to the same terms and conditions as the forfeited stock options, including the exercise price and number of shares subject to each option, except that the new stock options would on December 31, 2005.

Approval of the extension of the options granted during 1995 and the grant of new stock options to the estate of Mr. Campion was received at the Company’s Annual Meeting of Shareholders on September 19, 2005. The fair market value of the Company’s stock on September 19, 2005 was $11.47; therefore, the Company recognized $749,802 as compensation expense related to the extension of options in its consolidated statement of income for the three months ended September 30, 2005. The Company also recognized $1,937,198 as compensation expense related to the grant of new options in its consolidated statement of income for the three months ended September 30, 2005.

On January 1, 2005, Proformance entered into an Auto Physical Damage Quota Share Contract with Odyssey America Reinsurance Corporation (“OdysseyRe”). Under the terms of this contract, Proformance ceded $1,953,393 of written premiums and $2,047,576 of beginning unearned premium reserves to Odyssey Re as of September 15, 2005. Ceded losses and loss adjustment expenses were $374,143 and ceded reserves including IBNR was $222,182.

On September 15, 2005, Proformance commuted the Auto Physical Damage Quota Share Contract with Odyssey Re. The commutation was initiated in September 2005 and all items previously recorded in connection with the agreement were reversed as of that period. The transaction was recorded as a decrease of ceded written premium of $4,000,969, a decrease in ceded commissions of $1,200,291 and a decrease in ceded unearned premiums of $2,426,517. The overall net effect of the commutation is a loss of $160,039.

Revenues

We derive our revenues primarily from the net premiums we earn, net investment income we earn on our invested assets and revenue associated with replacement carrier transactions. Net earned premiums is the difference between the premiums we earn from the sales of insurance policies and the portion of those premiums that we cede to our reinsurers.

The revenue we earned from replacement carrier transactions relates to the funds that we received to assume the renewal obligations of those books of business. Revenues from replacement carrier transactions are recognized pro-rata over the period that we complete our obligations under the terms of the agreement, typically ranging from six months to a year, determined by the renewal option period of the policyholders. Certain replacement carrier contracts require additional consideration to be paid to us based on an evaluation of the ratio of premiums written to surplus. The calculation is performed and related revenue is recognized as earned annually, pursuant to the terms of the contract. We did not record any replacement carrier revenue for the three months or nine months ended September 30, 2005. Our strategy includes entering into additional replacement carrier transactions as opportunities arise.

Investment income consists of the income we earn on our fixed income and equity investments as well as short term investments. The “other income” we earn consists of service fees charged to insureds that pay on installment plans, commission received by National Atlantic Insurance Agency from third party business, and revenue from our contract with AT&T under which we provide claims handling and risk data reporting on general liability, automobile liability and physical damage and household move claims.

Expenses

Our expenses consist primarily of three types: losses and loss adjustment expenses, including estimates for losses and loss adjustment expenses incurred during the period and changes in estimates from prior periods, less the portion of those insurance losses and loss adjustment expenses that we cede to our reinsurers; and acquisition expenses, which consist of commissions we pay our agents. In addition, other acquisition expenses include premium taxes and company expenses related to the production and underwriting of insurance policies, less ceding commissions that we receive under the terms of our reinsurance contracts, and other operating and general expenses which include general and administrative expenses.

The provision for unpaid losses and loss adjustment expenses includes: individual case estimates, principally on the basis of reports received from claim adjusters employed by Proformance, losses reported prior to the close of the period, and estimates with respect to incurred but not reported losses and loss adjustment expenses, net of anticipated salvage and subrogation. The method of making such estimates and for establishing the resulting reserves is continually reviewed and updated, and adjustments are reflected in current operations. The estimates are determined by management and are based upon industry data relating to loss and loss adjustment expense ratios as well as Proformance’s historical data.

Acquisition expenses, which consist of commissions and other underwriting expenses, are costs that vary with and are directly related to the underwriting of new and renewal policies and are deferred and amortized over the period in which the related premiums are earned.

Other operating and general expenses consist primarily of NJAIRE assessments, professional fees, depreciation and other general expenses that are not directly associated with the production of new and renewal insurance policies.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. We have identified below two accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of these policies. In addition, please see “Overview” above for a discussion of the amount we estimated and recorded as replacement carrier revenue from related party in our condensed consolidated statement of income for the nine months ended September 30, 2005 with respect to the Ohio Casualty replacement carrier transaction.

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

For the three months ended September 30, 2005 we increased reserves for prior years by $7.7 million. This increase was due to increases in average severity for personal injury protection (no-fault) losses of $9.0 million and other liability losses of $0.1 million. This development was partially offset by continued favorable trends in loss development for commercial auto liability losses as projected reinsurance recoverables were increased reducing the loss exposure for this business ($0.6 million), auto physical damage losses ($0.4 million) and homeowners losses ($0.4 million). For the nine months ended September 30, 2005 we increased reserves for prior years by $10.6 million. This increase was due to increases in average severity for, personal injury protection (no-fault) losses of $11.2 million, commercial auto liability projected loss ratios for 2002-2004 due to the fact that the actual loss development was higher than expected for those years, resulting in an increase of $1.1 million, homeowners losses of $0.7 million and other liabilities losses of $0.9 million. This development was partially offset by continued favorable trends in loss development for physical damage losses ($1.6 million), bodily injury losses ($0.8 million), auto physical damage losses ($0.7 million) and personal auto liability losses of ($0.2), as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend. For the year ended December 31, 2004, we reduced reserves for prior years by $0.7 million due to the fact that the actual loss experience observed during the period, especially during the fourth quarter of 2004, was slightly lower than expected due to a reduction in the frequency of claims reported during the fourth quarter of 2004. Notwithstanding this past experience, we cannot predict whether reserves will develop favorably or unfavorably in the future.

We have made no changes in key assumptions to the estimates of reserves (i.e., liabilities for loss and loss adjustment expenses) since September 30, 2005. Changes in reserve estimates evolve over a period of time and we make reserve adjustments in the period that we consider relevant factors to be present which represent what we consider to be reliable trends on which to base such adjustments.

The table below sets forth the types of reserves we maintain for our lines of business and indicates the amount of reserves as of September 30, 2005 for each line of business.

National Atlantic Holdings Corporation
Breakout of Reserves by Line of Business
As of September 30, 2005

	Direct Case Reserves	Assumed Case Reserves	Direct IBNR	Assumed IBNR	Total Balance Sheet Reserves
	($ in thousands)
Line of Business:
Fire	--	$26	--	--	$26
Allied	--	2	--	--	2
Homeowners	3,370	--	4,890	--	8,260
Personal Auto	66,557	3	103,137	--	169,697
Commercial Auto	11,354	1,327	16,254	1,553	30,487
Other Liability	2,148	--	3,481	--	5,630
Total Reserves	$83,429	1,358	127,762	1,553	214,101

Less: Reinsurance Recoverables on Unpaid Losses					29,014
Total Net Reserves					$185,087

In establishing our net reserves as of September 30, 2005, our actuaries determined that the range of reserve estimates at that date was between $169.9 million and $198.1 million. The amount of net reserves at September 30, 2005, which represents the best estimate of management and our actuaries within that range, was $185.1 million. There are two major factors that could result in ultimate losses below management’s best estimate:

•
The amount of reported losses and reported claim frequency for the first nine months of accident year 2005 are at a lower rate than prior periods, especially for personal auto liability. If this development continues, reserves for accident year 2005 could be redundant.

•
The claims department has improved its claims handling practices during the past two years with regard to claims reserving and settlement. These improvements could result in lower loss development factors than those which currently underline our actuarial estimates.

There are two major factors that could result in ultimate losses above management’s best estimate:

•
Loss trends (both frequency and severity) have been declining in recent years in the New Jersey personal auto insurance market. If loss trends become unfavorable, our reserves could be deficient. In addition, a recent New Jersey Supreme Court decision, which potentially increases a claimant’s right to sue for serious injury, could impact future claims frequency.

•
Claims for uninsured motorists generally have a longer development period than other liability losses. If the frequency of uninsured motorist claims increases beyond our current estimated levels, loss emergence could be greater than what we projected in our loss development analysis.

Investment Accounting Policy-- Impairment

In June 2005, the Financial and Accounting Standards Board (“FASB”) completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities (“SFAS 115”), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), superseding EITF 03-1 and EITF Topic D-44, Recognition of Other-Than-Temporarary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF-03-1, which were effective December 31, 2003 and remain in effect.

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

In addition, on October 21, 2003 and December 8, 2003, respectively, we entered into two additional replacement carrier agreements with Sentry and Metropolitan Property and Casualty Insurance Company (“Met P&C”) whereby we agreed to become the replacement carrier for the personal lines business of each entity in New Jersey. We received $0.9 million and received an additional $2.6 million in 2004 from Sentry, $2.8 million of which we recorded as deferred revenue as of December 31, 2003 and $0.7 million recorded as replacement carrier revenue for the year ended December 31, 2003. We received $20.1 million ($9.5 million recorded as deferred revenue as of December 31, 2003, $0.6 million recorded as replacement carrier revenue from a related party for the year ended December 31, 2003, and $10.0 million in the form of a capital contribution) from Met P&C. For the year ended December 31, 2004, we recorded $13.6 million of replacement carrier revenue in connection with these transactions ($9.5 million from Met P&C and $4.1 million from Sentry) as we completed our obligations under the terms of each agreement to offer renewals to each Sentry and Met P&C policyholder transferred to Proformance. We do not expect to record replacement carrier revenue in the future unless we enter into additional replacement carrier transactions. These transactions contributed to our increase in shareholders’ equity from $18.1 million as of December 31, 2002 to $67.8 million as of December 31, 2004.

Direct written premiums for the three months ended September 30, 2005 decreased by $12.4 million, or 22.8%, to $41.9 million from $54.3 million in the comparable 2004 period. Direct written premiums for the nine months ended September 30, 2005 increased by $10.2 million, or 6.6%, to $165.0 million from $154.8 million in the comparable 2004 period.

For the three months ended September 30, 2005 the overall decrease in direct written premiums is due to the following: We began the process of converting our personal lines business from six-month policies to twelve-month policies on January 1, 2005. As part of this process, we converted substantially all of the personal lines policies that came up on their annual renewal during the three months ended September 30, 2005, resulting in comparatively more direct written premium for such twelve month renewals than would have been the case for the related six month renewals in 2004; however, many of the policies which previously would have come up for six month renewal during the three months ended September 30, 2005 were converted to annual twelve month policies during the first three months of 2005. Overall, this conversion generated an additional $19.0 million of direct written premium for the three months ended September 30, 2005. In addition, new business generated by our Partner Agents was $5.3 million, which was offset by attrition of existing business of $2.6 million. Replacement carrier business decreased by $34.1 million as a direct result of our continued re-underwriting process and the attrition of closed agents business, in a continuing effort to achieve the desired retention (ie retention of the most profitable business) of the business associated with those transactions, which is a continuing process as part of our successful execution of these transactions. For the nine months ended September 30, 2005 the increase in direct written premiums is also due to this conversion. As part of this process, we converted substantially all of the personal lines policies that came up on their annual renewal during the period. This conversion generated an additional $44.0 million of direct written premium for the nine months ended September 30, 2005. In addition, new business generated by our Partner Agents was $16.7 million, offset by attrition of existing business of $6.6 million as well as a reduction of $43.9 million of replacement carrier business as we continued the re-underwriting process and the attrition of closed agents business, in a continuing effort to achieve the desired retention, based on profitable business, of the business associated with those transactions.

At September 30, 2005 the Company experienced a significant increase in shareholder equity, as compared to the amount at December 31, 2004, primarily due to the capital received in connection with the completion of the Company’s initial public offering on April 21, 2005 in the amount of $62.2 million.

The table below shows certain of our selected financial results for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Direct written premiums	$41,897	54,269	164,961	154,797
Net written premiums	41,875	41,463	158,313	140,797
Net earned premiums	43,267	48,062	132,376	131,048
Replacement carrier revenue from related party	--	--	--	9,530
Replacement carrier revenue from unrelated party	--	875	--	2,625
Investment income	3,448	1,969	8,798	4,961
Net realized investment gains (losses)	40	108	416	1,182
Other income	472	202	1,186	1,255
Total revenue	47,227	51,216	142,776	150,601

	2005	2004	2005	2004

Losses and loss adjustment expenses	$36,871	$36,575	$101,754	$102,359
Acquisition expenses	7,205	7,589	26,412	26,034
Other operating and general expenses	2,647	3,244	5,090	6,467
Stock based compensation expense	2,749	120	2,989	360
Total expenses	49,472	47,528	136,245	135,220
Income before income taxes	(2,245)	3,688	6,531	15,381
Income taxes	(607)	1,252	2,231	5,136
Net income	$(1,638)	$2,436	$4,300	$10,245

For the Three Months and Nine months ended September 30, 2005 Compared to the Three Months and Nine months ended September 30, 2004

Direct Written Premiums.Direct written premiums for the three months ended September 30, 2005 decreased by $12.4 million, or 22.8%, to $41.9 million from $54.3 million in the comparable 2004 period. Direct written premiums for the nine months ended September 30, 2005 increased by $10.2 million, or 6.6%, to $165.0 million from $154.8 million in the comparable 2004 period.

For the three months ended September 30, 2005 the overall decrease in direct written premiums is due to the following: We began the process of converting our personal lines business from six-month policies to twelve-month policies on January 1, 2005. As part of this process, we converted substantially all of the personal lines policies that came up on their annual renewal during the three months ended September 30, 2005resulting in comparatively more direct written premium for such twelve month renewals than would have been the case for the related six month renewals in 2004; however, many of the policies which previously would have come up for six month renewal during the three months ended September 30, 2005 were converted to annual twelve month policies during the first three months of 2005. Overall, this conversion generated an additional $19.0 million of direct written premium for the three months ended September 30, 2005. In addition, new business generated by our Partner Agents was $5.3 million, which was offset by attrition of existing business of $2.6 million. Replacement carrier business decreased by $34.1 million as a direct result of our continued re-underwriting process and the attrition of closed agents business, in a continuing effort to achieve the desired retention (ie retention of the most profitable business) of the business associated with those transactions, which is a continuing process as part of our successful execution of these transactions.

For the nine months ended September 30, 2005 the increase in direct written premiums is also due to this conversion. As part of this process we converted substantially all of the personal lines policies that came up on their annual renewal during the period. This conversion generated an additional $44.0 million of direct written premium for the nine months ended September 30, 2005. In addition, new business generated by our Partner Agents was $16.7 million, offset by attrition of existing business of $6.6 million as well as a reduction of $43.9 million of replacement carrier business as we continued the re-underwriting process and the attrition of closed agents business, in a continuing effort to achieve the desired retention, based on profitable business, of the business associated with those transactions.

 Net Written Premiums. Net written premiums for the three months ended September 30, 2005 increased by $0.4 million, or 1.0%, to $41.9 million from $41.5 million in the comparable 2004 period. The increase in net written premiums for the three months ended September 30, 2005 was primarily related to a decrease in ceded reinsurance premiums. Net written premiums for the nine months ended September 30, 2005 increased by $17.5 million, or 12.4%, to $158.3 million from $140.8 million in the comparable 2004 period. The increase in net written premiums for the nine months ended September 30, 2005 was due to the increase in direct written premiums for the same period.

Net Earned Premiums. Net earned premiums for the three months ended September 30, 2005 decreased by $4.8 million, or 10.0%, to $43.3 million from $48.1 million in the comparable 2004 period. Net earned premiums for the nine months ended September 30, 2005 increased by $1.4 million, or 1.1%, to $132.4 million from $131.0 million in the comparable 2004 period. For the three months ended September 30, 2005 the decrease in net earned premiums for the period is due to the impact of the re-underwriting process in a continuing effort to achieve the desired retention (ie retention of the most profitable business) of the business associated with the replacement carrier business. For the nine months ended September 30, 2005 the increase for the period was due to the increase in net written premiums for the same period, offset by the impact of re-underwriting. The increase in net earned premiums for the nine months ended September 30, 2005 was less than the increase in net written premiums for the comparable period due to the fact that in January 2005 we commenced an initiative to transition our six month policies to twelve month policy terms, resulting in premiums being earned over a longer period of time.

Replacement Carrier Revenue. Replacement carrier revenue for the three months ended September 30, 2005 decreased by $0.9 million to $0.0 million from $0.9 million in the comparable 2004 period. Replacement carrier revenue for the nine months ended September 30, 2005 decreased by $12.2 million to $0.0 million from $12.2 million in the comparable 2004 period. The decrease was due to the completion of the revenue recognition process associated with the Met P&C and Sentry replacement carrier transactions that began in the fourth quarter of 2003 and were completed during 2004.

Investment Income. Investment income for the three months ended September 30, 2005 increased by $1.4 million, or 70.0%, to $3.4 million from $2.0 million in the comparable 2004 period. Investment income for the nine months ended September 30, 2005 increased by $3.8 million, or 76.0%, to $8.8 million from $5.0 million in the comparable 2004 period. The increase was due primarily to an increase in invested assets to $293.7 million at September 30, 2005 from $213.9 million at September 30, 2004. The increase in invested assets was primarily due to the capital raised in connection with our initial public offering completed in April as well as the increase in net written premiums and moderating claims during the period. Our average book yield to maturity at September 30, 2005 and 2004 was 5.12% and 4.0%, respectively. The increase in yield was due to the purchase of securities with higher yields.

Net Realized Investment Gain (Loss). Net realized investment gain (loss) for three months ended September 30, 2005 and 2004 were $0.0 million and $0.1 million, respectively. Net realized investment gain (loss) for the nine months ended nine months ended September 30, 2005 and 2004 were $0.4 million and $1.2 million, respectively.

Other Income. Other income for the three months ended September 30, 2005 and 2004 was $0.5 million and $0.2 million, respectively. Other income for the nine months ended September 30, 2005 and 2004 was $1.2 million and $1.3 million, respectively. The decrease was primarily due to a $0.1 million reduction in claims services revenue in connection with the contract with AT&T due to an increase in deferred revenue related to the contract.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three months ended September 30, 2005 increased by $0.3 million, or 0.8%, to $36.9 million from $36.6 million in the comparable 2004 period. Loss and loss adjustment expenses for the nine months ended September 30, 2005 decreased by $0.6 million, or 0.6%, to $101.8 million from $102.4 million in the comparable 2004 period. For the three months ended September 30, 2005 we increased reserves for prior years by $7.7 million. This increase was due to increases in average severity for personal injury protection (no-fault) losses of $9.0 million and other liability losses of $0.1 million. This development was partially offset by continued favorable trends in loss development for commercial auto liability losses as projected reinsurance recoverables were increased reducing the loss exposure for this business ($0.6 million), auto physical damage losses ($0.4 million) and homeowners losses ($0.4 million). For the nine months ended September 30, 2005 we increased reserves for prior years by $10.6 million. This increase was due to increases in average severity for, personal injury protection (no-fault) losses of $11.2 million, commercial auto liability projected loss ratios for 2002-2004 due to the fact that the actual loss development was higher than expected for those years, resulting in an increase of $1.1 million, homeowners losses of $0.7 million and other liabilities losses of $0.9 million. This development was partially offset by continued favorable trends in loss development for physical damage losses ($1.6 million), bodily injury losses ($0.8 million), auto physical damage losses ($0.7 million) and personal auto liability losses of ($0.2), as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend. Excluding the reserve increase for prior years, the loss ratio for the accident period of nine months ended September 30, 2005 decreased to 68.9% from 74.9% for the accident period of nine months ended September 30, 2004 due to price strengthening, more restrictive underwriting and lower claims frequency. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the three months ended September 30, 2005 was 85.2% compared to 76.1% for the three months ended September 30, 2004. The ratio of net incurred losses, excluding loss adjustment expenses, to net earned premiums during the three months ended September 30, 2005 was 70.4% compared to 57.4% for the comparable 2004 period. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the nine months ended September 30, 2005 was 76.9% compared to 78.2% for the nine months ended September 30, 2004. The ratio of net incurred losses, excluding loss adjustment expenses, to net earned premiums during the nine months ended September 30, 2005 was 65.3% compared to 61.4% for the comparable 2004 period.

Acquisition Expenses. Acquisition expenses for the three months ended September 30, 2005 decreased $0.4 million or 5.3% to $7.2 million from $7.6 million in the comparable 2004 period. Acquisition expenses for the nine months ended September 30, 2005 increased by $0.4 million, or 1.5%, to $26.4 million from $26.0 million in the comparable 2004 period. As a percentage of net written premiums, our acquisition expense ratio for the three and nine months ended September 30, 2005 was 17.2% and 16.7% as compared to 18.3% and 18.5% for the comparable 2004 periods. The decrease in acquisition expenses for the three months ended September 30, 2005 is due to an increase in the amount of acquisition costs which have been deferred when compared to the comparable period in the prior year as a result of the conversion of our personal lines policies from six month to twelve month policies and the associated increase in unearned premiums. The increase in acquisition expenses for the nine months ended September 30, 2005 compared to the same period in the prior year is due to the increase in net written premiums and the related acquisition expenses incurred (principally the commission paid to agents) to produce and underwrite that premium, offset by the amount of deferred acquisition costs amortized.

Other Operating and General Expenses. Other operating and general expenses for the three months ended September 30, 2005 decreased by $0.6 million, or 18.8% to $2.6 million from $3.2 million in the comparable 2004 period. Other operating and general expenses for the nine months ended September 30, 2005 decreased by $1.4 million, or 21.5%, to 5.1 million from $6.5 million in the comparable 2004 period. The decrease in other operating and general expenses for the three months ended September 30, 2005 as compared to the same period in the prior year is primarily related to a decrease in assessments from NJAIRE of $0.9 million. The decrease in other operating and general expenses for the nine months ended September 30, 2005 of $1.4 million is related to a decrease in assessments from NJAIRE, of $2.6 million (of which $1.4 million is related to a supplemental assessment received in 2004for 2003) for the nine months ended September 30, 2005 as compared to the assessment for the comparable 2004 period, offset primarily by a write-off in connection with the OCIC receivable in the amount of $0.7 million and advertising expenses in the amount of $0.5 million.

Stock Based Compensation Expense. Stock based compensation expense for the three months ended September 30, 2005 increased by $2.6 million to $2.7 million from $0.1 million in the comparable 2004 period. The increase in stock based compensation expense for the three months ended September 30, 2005 is primarily related to the extension of the options granted during 1995 and those granted to the estate of Frank Campion. Stock based compensation expense for the nine months ended September 30, 2005 increased by $2.6 million to $3.0 million from $0.4 million in the comparable 2004 period. The increase in stock based compensation expense for the nine months ended September 30, 2005 is primarily related to the extension of the options granted during 1995 and those granted to the estate of Frank Campion.

Income Tax (Benefit) Expense. Income tax (benefit) expense for the three months ended September 30, 2005 and 2004 was ($0.6) million and $1.3 million, respectively. Income tax expense for the nine months ended September 30, 2005 and 2004 was $2.2 million and $5.1 million, respectively. The decrease of $2.0 million in income tax expense for the three months ended September 30, 2005 from the same period in the prior year was due to the decrease in income before tax for the same period.

Net (Loss) Income. Net (loss) income after tax for the three months ended September 30, 2005 and 2004 was ($1.6) million and $2.4 million, respectively, Net income after tax for the nine months ended September 30, 2005 and 2004 was $4.3 million and $10.2 million, respectively. The decrease in net income after tax is a result of the factors discussed above.

Liquidity and Capital Resources

We are organized as a holding company with all of our operations being conducted by our insurance subsidiaries, which underwrite the risks associated with our insurance policies, and our non-insurance subsidiaries, which provide our policyholders and our insurance subsidiaries a variety of services related to the insurance policies we write. We have continuing cash needs for taxes and administrative expenses. These ongoing obligations are funded with dividends from our non-insurance subsidiaries. Our taxes are paid by each subsidiary through an inter-company tax allocation agreement. In addition, a portion of the proceeds of our sale of common stock to our Partner Agents has historically been used to pay taxes. The Company has historically required Partner Agents to purchase at least $50,000 of its common stock from the Company prior to acting as an agent for Proformance. However, since the Company’s initial public offering on April 21, 2005, the Company no longer receives proceeds from the sale of common stock to Partner Agents as the Partner Agents are now required to purchase the shares in the public market.

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

Our consolidated cash flow provided by operations was $5.1 million and $13.3 million for each of the three months ended September 30, 2005 and 2004, respectively. Our consolidated cash flow provided by operations was $21.7 million and $61.0 million for each of the nine months ended September 30, 2005 and 2004, respectively. The cash flow provided by operations for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, decreased by $8.2 million, as premiums receivable decreased $9.1 million and deferred acquisition costs increased $2.4 million, offset by decreases in unpaid loss and loss adjustment expenses in the amount of $1.5 million, unearned premiums in the amount of $3.9 million and other liabilities in the amount of $6.6 million. Deferred revenue in connection with the replacement carrier transactions also decreased by $5.4 million. The cash flow provided by operations for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, decreased by $39.3 million, primarily due to increases in premiums receivable in the amount of $19.4 million, deferred acquisition costs in the amount of $5.1 million and unpaid losses and loss adjustment expenses in the amount of $12.1 million during the period.

For the three months ended September 30, 2005 and 2004, our consolidated cash flow used for investing activities was $0.8 million and $15.3 million, respectively. For the nine months ended September 30, 2005 and 2004, our consolidated cash flow used for investing activities was $59.7 million and $43.1 million, respectively. The decrease in net cash used in investing activities for the three months ended September 30, 2005 relates primarily to the re-allocation of the investments in the portfolio and a decrease in net purchases. The increase in net cash used in investing activities for the nine months ended September 30, 2005 relates primarily to the purchase of investments associated with the respective increase in cash due to the capital received in connection with the Company’s initial public offering which was completed on April 21, 2005.

For the three months ended September 30, 2005 and 2004, our consolidated cash flow from financing activities was $0.0 million and $0.0 million, respectively. For the nine months ended September 30, 2005 and 2004, our consolidated cash flow from financing activities was $62.2 million and $0.0 million, respectively. The increase in our consolidated cash flows from financing activities for the nine months ended September 30, 2005 is directly related to the capital received in connection with the Company’s initial public offering which was completed on April 21, 2005.

The effective duration of our investment portfolio was 6.4 years as of September 30, 2005. By contrast, our liability duration was approximately 3.5 years as of September 30, 2005. We do not believe this difference in duration adversely affects our ability to meet our current obligations because we believe our cash flows from operations are sufficient to meet those obligations. Pursuant to our tax planning strategy, we invested the $40.6 million received from the OCIC replacement carrier transaction in long-term bonds in accordance with Treasury Ruling Regulation 1.362-2, which allows us to defer the payment of income taxes on the associated replacement carrier revenue until the underlying securities are either sold or mature. The effective duration of our investment portfolio, when excluding these securities, is reduced from 6.4 years to 3.5 years.

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

There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from Proformance are subject to restrictions relating to statutory surplus and earnings. Proformance may not make an “extraordinary dividend” until 30 days after the Commissioner of the New Jersey Department of Banking and Insurance (which we refer to as the Commissioner) has received notice of the intended dividend and has not objected or has approved it in such time. An extraordinary dividend is defined as any dividend or distribution whose fair market value together with that of other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income (excluding realized capital gains) for the twelve-month period ending on the preceding December 31, in each case determined in accordance with statutory accounting practices. Under New Jersey law, an insurer may pay dividends that are not considered extraordinary only from its unassigned funds, also known as its earned surplus. The insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs following payment of any dividend or distribution to stockholders. As of the date hereof, Proformance is not permitted to pay any dividends without the approval of the Commissioner as it has negative unassigned surplus as a result of historical underwriting losses. Proformance has not paid any dividends in the past and we do not anticipate that Proformance will pay dividends in the foreseeable future because we wish to reduce our reinsurance purchases in order to retain more of the gross premiums written we generate. We also seek stronger financial strength ratings for Proformance, and both of these objectives require that the capital of Proformance be increased. In addition, the payment of dividends and other distributions by Mayfair is regulated by Bermuda insurance law and regulations.

The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months and nine months ended September 30, 2005 was $53,100 and $159,300, respectively, as compared to $17,700 and $17,700, respectively for the comparable periods in 2004.

Aggregate minimum rental commitments of the Company as of September 30, 2005 are as follows:

Year	Amount
2005	216,900
2006	867,599
2007	867,599
2008	796,799
2009 and thereafter	545,998
Total	$3,294,895

In connection with the lease agreement, the Company obtained a letter of credit in the amount of $300,000 as security for payment of the base rent.

Investments

As of September 30, 2005 and December 31, 2004, Proformance maintained a high quality investment portfolio.

As of September 30, 2005 and December 31, 2004, we did not hold any securities that were not publicly traded, because our investment policy prohibits us from purchasing those securities. In addition, at those dates, we did not have any non-investment grade fixed income securities.

As of December 31, 2004, fixed maturity securities having an unrealized loss of $328,335, a fair value of $76,477,342 and an amortized cost of $76,805,677 were in a continuous unrealized loss position for less than twelve months. As of September 30, 2005, fixed maturity securities having an unrealized loss of $1,125,551, a fair value of $173,937,047 and an amortized cost of $175,062,598 were in a continuous unrealized loss position for less than twelve months.

As of December 31, 2004, equity and preferred securities having an unrealized loss of $81,418, a fair value of $732,780 and an amortized cost of $814,198 were in a continuous unrealized loss position for less than twelve months. As of September 30, 2005, equity and preferred securities having an unrealized loss of $725,361 a fair value of $5,257,267 and an amortized cost of $5,982,628 were in a continuous unrealized loss position for less than twelve months.

As of September 30, 2005, gross unrealized losses totaled $2,854,862. This amount was calculated using the following data: $991,214 of unrealized losses related to securities of the U.S. Government, government agencies and authorities, $407,644 related to state, local and government agencies, $650,660 related to industrial and miscellaneous, $0 related to mortgage backed securities and $805,344 related to equity securities.

As more fully described above under “-- Critical Accounting Policies -- Investment Accounting Policy -- Impairment”, in accordance with the guidance of SFAS 115, should an other-than-temporary impairment be determined, we recognize such loss on the income statement and we write down the value of the security and treat the adjusted value as the new cost basis of the security.

Our gross unrealized losses represented 0.97% of cost or amortized cost of the investment portfolio as of September 30, 2005. Fixed maturities represented 93.7% of the investment portfolio and .72% of the unrealized losses as of September 30, 2005.

There are two equity and preferred securities having an unrealized loss of $ 79,982, a fair value of $678,773, and an amortized cost of $758,755 as of September 30, 2005, which have been in a continuous unrealized loss position for greater than 12 months. There were fifty fixed maturity securities having an unrealized loss of $923,967, a fair value of $26,513,189 and an amortized cost of $27,437,156 as of September 30, 2005, which have been in a continuous unrealized loss position for greater than 12 months.

Our fixed income securities in an unrealized loss position have an average “AA1” credit rating by Moody’s, with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of our ongoing security monitoring process by our investment manager and investment committee, it was concluded that there were nosecurities in the portfolio which were considered to be other than temporarily impaired as of September 30, 2005. We believe that securities that are temporarily impaired but continue to pay principal and interest in accordance with their contractual terms will continue to do so.

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

We review our unrealized gains and losses on at least a quarterly basis to determine if the investments are in compliance with our interest rate forecast and the equity modeling process. Specifically, in the current economic environment, we would consider selling securities if we can reallocate the sales proceeds to more suitable investments, determined by either our interest rate forecast or equity model.

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

Our policy states that if the fair value of a security is less than the amortized cost, the security will be considered impaired. For investments classified as available for sale, we need to consider writing down the investment to its fair value if the impairment is considered other than temporary. If a security is considered other-than-temporarily impaired pursuant to this policy, the cost basis of the individual security will be written down to the current market value. The amount of the write-down will be calculated as the difference between cost and fair market value and accounted for as a realized loss for accounting purposes, which negatively impacts future earnings.

As of September 30, 2005 and as of December 31, 2004, our fixed income portfolio was 60.4% and 57.3%, concentrated in U.S. government securities and securities of government agencies and authorities that carry an “Aaa” rating from Moody’s, respectively.

As of September 30, 2005 and as of December 31, 2004, we did not have any material underwater securities. The following summarizes our unrealized losses by designated category as of September 30, 2005.

Securities in an Unrealized Loss Position for Less than 6 Months

	Amortized Cost	Fair Value	Unrealized Losses	% of Unrealized Loss
Investment Grade Fixed Income	$129,788,714	$129,118,130	$(670,584)	(0.52)%
Equities	$1,862,940	$1,641,196	$(221,744)	(11.90)%

Securities in an Unrealized Loss Position for 6 to 12 Months

	Amortized Cost	Fair Value	Unrealized Losses	% of Unrealized Loss
Investment Grade Fixed Income	$45,273,884	$44,818,917	$(454,967)	(1.00)%
Equities	$4,119,688	$3,616,071	$(503,617)	(12.22)%

Securities in an Unrealized Loss Position for 12 to 24 Months

	Amortized Cost	Fair Value	Unrealized Losses	% of Unrealized Loss
Investment Grade Fixed Income	$27,437,156	$26,513,189	$(923,967)	(3.37)%
Equities	$758,755	$678,773	$(79,982)	(10.54)%

Securities with a Decline in Market Value Below Carrying Values Less than 20%

	Amortized Cost	Fair Value	Unrealized Losses	% of Unrealized Loss
Investment Grade Fixed Income	$202,499,754	$200,450,236	$(2,049,518)	(1.01)%
Equities	$5,499,642	$5,128,362	$(371,280)	(6.75)%

Securities with a Decline in Market Value below Carrying Values of 20%-50%

	Amortized Cost	Fair Value	Unrealized Losses	% of Unrealized Loss
Investment Grade Fixed Income	--	--	--	--
Equities	1,241,741	807,677	$(434,064)	(34.96)%

Securities with a Decline in Market Value Below Carrying Values Greater than 50%

	Amortized Cost	Fair Value	Unrealized Losses	% of Unrealized Loss
Investment Grade Fixed Income	--	--	--	--
Equities	--	--	--	--

Contractual Obligations

The following table summarizes our long-term contractual obligations and credit-related commitments as of September 30, 2005.

Contractual Obligations and Credit-Related Commitments (1)

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Loss and Loss Adjustment Expenses	$71,509,769	$103,839,035	$35,326,683	$3,425,617	$214,101,104
Operating Lease Obligations (2)	$867,599	$1,717,498	$709,798	$--	$3,294,895

(1)
As of September 30, 2005 we had property and casualty reserves of $214.1 million. The amounts and timing of these obligations are not set contractually. Nonetheless, based on cumulative property and casualty claims paid over the last ten years, we anticipate that approximately 33.4% will be paid within a year, an additional 48.5% between one and three years, 16.5% between three and five years and 1.6% in more than five years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this payment estimate because of the potential impact from changes in:

• the legal environment whereby court decisions and changes in backlogs in the court system could influence claim payout patterns.

• our mix of business because property and first-party claims settle more quickly than bodily injury claims.

• claims staffing levels - claims may be settled at a different rate based on the future staffing levels of the claim department.

• reinsurance programs - changes in Proformance’s retention will influence the payout of the liabilities. As Proformance’s net retention increases, the liabilities will take longer to settle than in past years.

• loss cost trends - increases/decreases in inflationary factors (legal and economic) will influence ultimate claim payouts and their timing.

(2)
Represents our minimum rental commitments as of September 30, 2005 pursuant to our seven-year lease agreement for the use of our office space and equipment at 4 Paragon Way, Freehold, NJ 07728 and our four-year lease agreement for the use of our office space and equipment at 3 Paragon Way, Freehold, NJ 07728.

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

Adoption of New Accounting Pronouncements

In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”), superseding EITF 03-1 and EITF Topic D-44, Recognition of Other-Than-Temporarary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF-03-1, which were effective December 31, 2003 and remain in effect.

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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The Company has complied with the disclosure requirements of EITF-05-6, which were effective for periods which began after June 29, 2005.

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts other than those specifically described in FASB 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The guidance in SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the method of adoption and whether that adoption will have a material impact on the Company’s unaudited interim condensed financial statements.

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

	Fair Value
	-100 Basis Point Change	As of 9/30/05	+100 Basis Point Change
	($ in thousands)
Fixed maturities and preferred stocks	$281,414	$266,213	$251,012
Cash and cash equivalents	39,446	39,446	39,446
Total	$320,860	$305,659	$290,459

	Fair Value
	-100 Basis Point Change	As of 12/31/2004	+100 Basis Point Change
	($ in thousands)
Fixed maturities and preferred stocks	$200,684	$212,589	$224,494
Cash and cash equivalents	15,542	15,542	15,542
Total	$216,226	$228,131	$240,036

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse changes in the prices of equity securities in our investment portfolio. Our exposure to changes in equity prices primarily result from our holdings of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values of our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimate that such a decline in equity market prices would decrease the market value of our equity investments by approximately $1,856,882 and $1,104,167, respectively, based on our equity positions as of September 30, 2005 and December 31, 2004.

As of September 30, 2005, approximately 6.3% of our investment portfolio were invested in equity securities. We continuously evaluate market conditions regarding equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.

Credit Risk

We have exposure to credit risk as a holder of fixed income securities. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines to reduce our credit risk. As of September 30, 2005, approximately 60.4% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, 37% was invested in other fixed income securities rated “Aaa”/“Aa” by Moody’s, and 2.6% was invested in fixed income securities rated “A” by Moody’s. As of September 30, 2005, we do not own any securities with a rating of less than “A.”

We are also subject to credit risks with respect to our third-party reinsurers. Although reinsurers are liable to us to the extent we cede risks to them, we are ultimately liable to our policyholders on all of these risks. As a result, reinsurance does not limit our ultimate obligation to pay claims to policyholders and we may not be able to recover claims made to our reinsurers.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Exchange Act , our management, including our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded, as of the end of the period covered by this report, that because of the material weaknesses in internal control over financial reporting previously identified by management that are still in the process of being remediated, as described below, our disclosure controls and procedures were not effective as of September 30, 2005.

Changes in Internal Control over Financial Reporting

Except as set forth below, there was no change in our internal control over financial reporting during the quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

•	we hired Bruce C. Bassman as Senior Vice President and Chief Actuarial Officer, which we believe has enhanced our ability to report end-of-period balances;

•	we hired an internal audit manager;

•	we replaced our director of GAAP financial reporting;

•	during the period ended September 30, 2005, we hired a new director of information technology reporting directly to Bruce C. Bassman.

•
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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2005 Annual Meeting of Shareholders of NAHC was held on September 19, 2005. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against, abstentions and the number of broker non-votes, as applicable, with respect to each matter:

1.	The two directors proposed by the Company for election as Class I directors were elected to three year terms by the following vote:

Director Name	Shares For	Shares Withheld
Steven V. Stallone	9,124,648	384,476
Thomas J. Sharkey, Sr.	9,165,781	343,343

2.	The director proposed by the Company for election to as a Class II director was elected to a two year term by the following vote:

Director Name	Shares For	Shares Withheld
Martin I. Krupnick	9,074,131	434,993

3.	The shareholders approved the adoption of an amendment to the Company’s Nonstatutory Stock Option Plan.

Shares Voted For:	7,201,069
Shares Voted Against:	139,831
Shares Abstaining:	612,064
Broker Non-Votes:	1,556,160

4.	The shareholders approved the adoption of an amendment to certain stock options granted in 1995 to extend the exercise period until December 31, 2005.

Shares Voted For:	7,267,297
Shares Voted Against:	122,363
Shares Abstaining:	563,304
Broker Non-Votes:	1,556,160

5.	The shareholders approved the granting of stock options to the estate of Mr. Frank Campion, the former Vice Chairman and President of Proformance.

Shares Voted For:	4,225,801
Shares Voted Against:	2,900,434
Shares Abstaining:	826,729
Broker Non-Votes:	1,556,160

6.	The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2005 fiscal year.

Shares Voted For:	9,505,624
Shares Voted Against:	2,200
Shares Abstaining:	1,300

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

Date: November 14, 2005

	By:	/s/ James V. Gorman
James V. Gorman Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Frank J. Prudente
Frank J. Prudente Executive Vice President - Corporate Finance and Treasurer (Principal Financial and Accounting Officer)

Date: November 14, 2005