Form 10-K
period 2005-12-31
NATIONAL ATLANTIC HOLDINGS CORP
filed 2006-03-30
CIK 946492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-51127
NATIONAL ATLANTIC HOLDINGS CORPORATION
(Exact name of Registrant as specified in its charter)

New Jersey	22-3316586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4 Paragon Way
Freehold, NJ 07728
(732) 665-1100
(Address, including zip code, of
Registrant’s principal executive offices)
Registrant’s telephone number, including area code:
(732) 665-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, no par value per share	Nasdaq National Market
Securities Registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of common shares held by non-affiliates of the registrant as of December 31, 2005, the last business day of our most recently completed fiscal quarter, was $87,299,773 based on the closing sale price of $10.95 per common share on the Nasdaq National Market on that date. For purposes of this computation only, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.
      As of March 28, 2006, there were outstanding 11,223,690 common shares, no par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for the 2006 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

i

PART I
      The “Company,” “National Atlantic,” “NAHC,” “we,” “us,” and “our” refer to National Atlantic Holdings Corporation and its consolidated subsidiaries, and “Proformance” refers to Proformance Insurance Company, a wholly-owned insurance subsidiary of NAHC.
      This Annual Report on Form 10-K (the “Form 10-K”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements. For example, we have included certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives and trends in market conditions, market standing, product volumes, investment results and pricing conditions. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Form 10-K should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those in forward-looking statements including, but not limited to, those discussed in this Form 10-K, including in “Risk Factors” below. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

Item 1.	Business
Overview
      We provide property and casualty insurance and insurance-related services to individuals, families and businesses in the State of New Jersey. Our personal insurance product is the packaged “High Performance Policy,” which includes private passenger automobile, homeowners, and personal excess (“umbrella”) and specialty property liability coverage. For businesses, we offer a range of commercial insurance products, including commercial property, commercial general liability, and business auto, as well as claims administrative services to self-insured corporations. We believe that our competitive edge lies in our extensive knowledge of the New Jersey insurance market and regulatory environment, and our business model, which is designed to align our Partner Agents’ interests with management by requiring many of them to retain an ownership stake in us.
      As of December 31, 2004, our insurance subsidiary, Proformance Insurance Company, which we refer to as Proformance, was the thirteenth largest and one of the fastest growing providers of private passenger auto insurance in New Jersey, based on direct written premiums of companies writing more than $5 million of premiums annually over the past three years, according to A.M. Best. From 2001 through 2005, we experienced a 41.2% compound annual growth rate, as our direct written premiums for all lines of business we write, including homeowners and commercial lines, increased from $49.8 million in 2001 to $198.0 million in 2005. As of December 31, 2005, our shareholders’ equity was $138.2 million, up from shareholders’ equity of $(4.0) million as of December 31, 2001, reflecting a 142.4% compound annual growth rate. Included in shareholders’ equity is $62.2 million as a result of our initial public offering, which was completed on April 21, 2005.
      We believe the current conditions in the New Jersey property and casualty insurance market represent an attractive opportunity for us. According to the U.S. Census Bureau, 2004 American Community Survey,

New Jersey had one of the highest median household incomes of the 50 states. According to A.M. Best, private passenger auto direct written premiums in New Jersey for 2004 were $6.3 billion (ranking sixth among the states and having grown 28% since 2000). Total property and casualty direct written premiums in New Jersey for 2004 were $16.9 billion (ranking seventh among the 50 states. We believe that these market conditions provide us with the opportunity to profitably grow our business.
      As other insurers have reduced their share or withdrawn from the New Jersey private passenger auto insurance market in recent years, as a result of numerous factors that include the regulatory environment, we have expanded our business through organic growth and through replacement carrier transactions. Replacement carrier transactions allow insurers to withdraw from the New Jersey insurance market by finding a replacement carrier, such as Proformance, that will agree to offer insurance coverage upon renewal of the withdrawing carriers’ policies. We have entered into six replacement carrier transactions and intend to opportunistically consider others if they meet our profitability and growth objectives.
      We distribute our products exclusively through licensed independent agents, many of whom are Partner Agents who have purchased a minimum of $50,000 of the common stock of NAHC. By reason of their ownership interest in NAHC, we believe that each Partner Agent has an incentive to provide us with more profitable segments of the personal and commercial lines business in New Jersey. We provide Partner Agents with advanced automation tools to reduce expenses, the opportunity to qualify as “Custom Agents” with the ability to perform some of the basic underwriting and claims processing for additional compensation, and eligibility to participate in our contingent commission program which is based upon the volume and the profitability of the business produced by the agent or agency. We believe that the Partner Agent system of distributing our products provides us with a sustainable strategic advantage as compared to our competitors in the areas of underwriting/risk selection and operating expense control.
      Proformance provides comprehensive packaged personal lines property and casualty insurance. Our packaged personal lines policy, which we call the “High Proformance Policy” or “HPP,” contains coverages for private passenger automobile, homeowners, personal excess (“umbrella”) liability, and personal specialty property lines insurance covering jewelry, furs, fine arts, cameras, electronic data processing equipment, boats, yachts and other high value items. We believe that our packaged personal lines product provides several advantages over non-packaged alternatives, including administrative expense savings, lower loss ratios, increased customer convenience and higher policyholder retention. We plan to convert individual policies obtained through replacement carrier transactions or placed by our Partner Agents with other carriers into our HPP product.
      Proformance also offers commercial lines products, predominantly commercial automobile liability and physical damage for small to medium business “mainstreet” policyholders which we regard as high frequency/low severity risks. In 2005, commercial auto comprised 10.5% of our direct written premiums. It is part of our long-term strategy to increase our penetration of the “mainstreet” commercial market, which in New Jersey is largely controlled by independent agents. Based upon reports given to us by our Partner Agents, we believe they write an aggregate of approximately $2.9 billion of New Jersey property and casualty premiums per annum, of which approximately $1.9 billion is commercial lines. As of December 31, 2005, we write only approximately 5.0% of the total premiums placed by our Partner Agents. We intend to increase our share of our agents’ total business. In particular, we intend to increase the amount of commercial lines business we write for “mainstreet” policyholders by capturing a larger share of this business placed by our Partner Agents.
      Our non-insurance subsidiaries provide Proformance and third parties with a variety of services. Most of the services provided by our non-insurance subsidiaries generate fee-for-service income. Our non-insurance subsidiaries include:

•	Riverview Professional Services, Inc., which we refer to as Riverview, which provides case management and medical treatment cost containment to ensure cost-efficient service in the treatment of auto accident victims and reduced claims expenses for Proformance. Riverview is also a third party claims administrator providing claims handling services.

•	National Atlantic Insurance Agency, Inc., which we refer to as NAIA, which provides services to “orphan” policyholders no longer serviced by their independent agents and policyholders acquired as part of our replacement carrier transactions.
      Our other insurance subsidiary, Mayfair Reinsurance Company Limited, which we refer to as Mayfair, was formed in 2003 as a Bermuda licensed reinsurance company (which is a company that assumes insurance risks underwritten by other insurers or reinsurers) to add underwriting capacity for Proformance in a favorable regulatory environment.
      For the years ended December 31, 2005, 2004 and 2003, NAHC, Proformance and our other subsidiaries generated the following net income and revenues:
Net Income and Revenues

	Net Income			Revenues

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2005	2004	2003

	($ in thousands)
Proformance Insurance Company	$8,530	$15,799	$18,304	$186,277	$208,023	$163,566
Riverview Professional Services, Inc.	485	777	846	4,713	4,893	3,695
National Atlantic Insurance Agency, Inc.	830	2,141	1,209	2,234	4,067	2,574
Mayfair Reinsurance Company Limited	(414)	(31)	—	152	105	26
National Atlantic Holdings Corporation	(2,995)	(1,238)	(1,292)	541	2	5
Less intercompany eliminations	—	—	—	(6,576)	(8,418)	(6,191)

Total	$6,436	$17,448	$19,068	$187,341	$208,672	$163,675

      Our principal executive offices are located at 4 Paragon Way, Freehold, NJ 07728. Our telephone number is (732) 665-1100. Our internet address is www.nationalatlantic.com.
Our Growth Strategies
      Our goal is to grow our business and maximize shareholder value through the following strategies:

Focusing on the New Jersey Market. We will continue to focus our business in the New Jersey property and casualty insurance market where we believe we are able to achieve a competitive advantage through our knowledge and expertise of the market and regulatory environment.

Capturing a Larger Share of Our Agents’ Business. We intend to maintain and further develop our strong independent agent relationships by providing our agents with a broader portfolio of insurance products and technology services to enable us to capture a growing share of the total insurance business written by our agents. Based upon reports given to us by our Partner Agents, we believe they write an aggregate of approximately $2.9 billion of New Jersey property and casualty premiums per annum, of which approximately 1.9 billion is commercial lines. As of December 31, 2005, we estimate that we write approximately 5.0% of the aggregate business placed by our Partner Agents. We intend to expand that percentage. In particular, we intend to increase the amount of commercial lines business we write for small to medium business “mainstreet” policyholders by capturing a larger share of this business written by our Partner Agents.

Converting Single Coverage Policies into Our Packaged Policies and Opportunistically Growing Our Business through Replacement Carrier Transactions. We intend to continue to grow our homeowners and non-auto businesses, principally by endorsing these additional coverages on policies which currently cover only automobile insurance, such as the policies transferred to us as part of the replacement carrier transactions, thereby converting those policies into our packaged High Proformance Policies. In addition, as opportunities arise we will enter into replacement carrier and other transactions which we determine are consistent with our objectives.

Marketing the Services of Our Non-Insurance Subsidiaries to Third Parties. We intend to selectively market and sell to third parties the services provided by Riverview. We believe Riverview provides a unique approach to maintaining cost-efficient medical service and the management of medical treatment to reduce frivolous and potentially fraudulent claims. We believe the services of Riverview are especially marketable to those insurers with small New Jersey books of business who do not have access to these claims and cost-reduction services. We will market the services of NAIA to our agents who, in exchange for NAIA’s services to the designated policyholders of that agent, will receive a commission from Proformance lower than our normal commission. These services will generate fee income to these non-insurance subsidiaries.

Other Subsidiaries
      NAHC was formed on July 29, 1994 as a New Jersey corporation to serve as a holding company for Proformance. Proformance was formed as a New Jersey property and casualty insurance company on September 26, 1994. In addition to Proformance, our other operating subsidiaries are Riverview, NAIA and Mayfair.

Riverview Professional Services, Inc.
      In 2002, we formed Riverview to address the problem of sharply increasing costs for medical case management. We believe that appropriate and effective management of personal injury treatment is important to our success in the auto insurance industry. As a result, we created Riverview to provide Proformance with services relating to case management, medical treatment management, bill and code review and pre-certification and decision point review. Riverview is also a third party claims administrator that provides claims handling services.
      Riverview deals with auto accident victims’ medical providers and screens requests for medical treatment that it considers to be frivolous, non-compliant or potentially fraudulent. Riverview pre-certifies all medically necessary services related to auto accident insureds through qualified medical professionals and works on containing costs for its clients. We believe Riverview’s approach leads to a more cost-efficient service for the management of medical treatment of auto accident victims and reduces claims expenses for its clients. Riverview also has a staff of eight in-house attorneys, allowing Riverview to handle claims-related litigation more efficiently and cost-effectively. Proformance pays Riverview an agreed upon flat fee per case handled.
      We offer Riverview’s claim adjustment services to third parties. In June 2003, Riverview entered into a third party agreement to provide its services to AT&T on a countrywide basis. The agreement provides that Riverview handle AT&T’s auto liability, auto physical damage and general liability claims. The agreement, unless renewed, will expire on October 15, 2006. We believe that the unique and effective nature of Riverview’s services will enable it to selectively expand its business and provide its services to additional third parties on a competitive fee for service basis.

National Atlantic Insurance Agency, Inc.
      In 1995, we formed our insurance agency subsidiary, NAIA. NAIA is a full service insurance agency that provides agency services to Proformance’s “orphan” policyholders no longer serviced by their independent agents. In addition, NAIA provides services to agents and/or policyholders acquired as part of our replacement carrier transactions discussed below. NAIA also provides services with respect to policyholders no longer receiving services from their agents of record. NAIA does not solicit new insurance customers except as required by New Jersey insurance laws and regulations.

      NAIA receives a standard rate of commission, similar to that received by our Partner Agents, in exchange for the services it provides. As of December 31, 2005, NAIA does not provide agency services with respect to any other property casualty business other than Proformance’s business, although we plan to market NAIA’s services to agents who wish to have NAIA service such agents’ customers.

Mayfair Reinsurance Company Limited
      On November 7, 2003 we formed Mayfair in Bermuda to provide reinsurance on certain blocks of business. Mayfair is classified as a Class 3 reinsurer in Bermuda and received its reinsurance license on December 19, 2003 from the Bermuda Monetary Authority. Mayfair does not reinsure business directly from Proformance. We use Mayfair to assume business as a retrocessionaire from certain of Proformance’s reinsurers. For example, prior to December 31, 2004, Mayfair assumed business as a retrocessionaire from OdysseyRe, one of Proformance’s reinsurers. As of December 31, 2004, we commuted the reinsurance agreement between OdysseyRe and Mayfair. We believe that arrangements, such as the one between OdysseyRe and Mayfair, promote effective protection of Proformance’s surplus, manage premium to surplus leverage to improve Proformance’s A.M. Best rating, and position Proformance to underwrite better segments of the personal and commercial lines business in New Jersey. We believe that this strategy will enable us to retain some of the profits on the reinsurance business ceded within the consolidated group as opposed to passing all of those profits to third party reinsurers.
      We intend to continue to use Mayfair as a retrocessionaire for certain of Proformance’s reinsurers. In addition, we anticipate that Mayfair may provide small reinsurance facilities to other similarly situated single-state or small regional personal lines carriers which may provide us with profitable business opportunities. For the year ending December 31, 2005 Mayfair did not issue any policies or assume any reinsurance, and as of December 31, 2005 Mayfair had no policies in force.

Niagara Atlantic Holdings Corporation
      We own an 80% interest in Niagara Atlantic Holdings Corporation, which we refer to as Niagara Atlantic, a New York corporation. Niagara Atlantic was formed in December 1995 as a holding company for the purpose of executing a surplus debenture and service agreement with Capital Mutual Insurance Company. On June 5, 2000, Capital Mutual Insurance Company went into liquidation and is currently under the supervision and control of the New York State Insurance Department. Through loan guaranties, we lost approximately $3.0 million in connection with our investment in Niagara Atlantic. As of December 31, 2005, Niagara Atlantic is an inactive subsidiary.
The New Jersey Property and Casualty Insurance Market

Regulatory Environment
      Proformance is licensed by the Commissioner to transact property and casualty insurance in New Jersey. All of Proformance’s business is extensively regulated by the Commissioner, as described below and elsewhere in this annual report on Form 10-K.

New Jersey Market for Private Passenger Automobile Insurance
      Private passenger automobile insurance is heavily regulated in New Jersey. In many respects, the private passenger automobile insurance market in New Jersey is unique, in comparison with other states. This is due to a number of factors, including unusual regulatory conditions such as the “take all comers” requirement and the Automobile Insurance Urban Enterprise Zone (UEZ) Program. For many insurance companies, these factors present substantial challenges, but we believe they give us a competitive advantage because of our thorough understanding of this market and our ability to take advantage of opportunities available under the law.

Recent and Proposed Legislation
      In 1990, the New Jersey legislature adopted the Fair Automobile Insurance Reform Act of 1990, which we refer to as the FAIR Act, which, among other things, restricted the ability of insurance companies to refuse automobile insurance applicants and restricted their right to non-renew existing policies. In response to the FAIR Act, many insurance companies withdrew from or reduced their market share in the New Jersey automobile insurance market.
      By the mid-1990’s, the FAIR Act was deemed insufficient to meet the needs of the marketplace. Auto insurance rates had become a major political issue, and the New Jersey legislature passed the Automobile Insurance Cost Reduction Act of 1998, which we refer to as the AICRA.
      AICRA attempted to control consumer costs by cutting auto rates by 15% across the board. The loss of premiums to insurance carriers was to be made up by implementing strict measures to reduce insurance fraud and abuse, especially in the areas of vehicle repair and medical case management. Although the industry noted an increase in the efforts of the state’s law enforcement personnel to combat insurance fraud, the impact of AICRA on the profitability of carriers was viewed by the automobile insurance industry in New Jersey as being largely negative.
      Recently, the New Jersey Department of Banking and Insurance proposed certain amendments to its personal auto insurance regulations. Under the proposed regulations, New Jersey insurance companies, such as Proformance, would be permitted to raise rates for certain drivers above limitations that are currently in place and lower rates for certain other drivers. In addition, the proposed regulations would permit insurance companies to use their own data to develop rating maps. The proposal would permit up to 50 rating territories across New Jersey compared to the 27 territories now recognized in New Jersey. There can be no assurance that the proposed regulations will be adopted, nor can we be certain how these regulations, if adopted, would impact our operations.

New Jersey Automobile Insurance Competition & Choice Act
      On June 9, 2003, the New Jersey Automobile Insurance Competition & Choice Act, which we refer to as the AICC Act, was signed into law by the Governor of New Jersey to address the issues of auto insurance availability and capacity. The new legislation was designed to attract competition in the New Jersey auto insurance market, and to provide consumers with coverage choices. Pursuant to the AICC Act, the following regulatory changes have been adopted.
      Rate Increases. The AICC Act improves the ability to achieve rate increases with respect to private passenger automobile insurance in a more timely fashion. The AICC Act increases the annual “expedited” rate filing threshold from 3% per annum to 7% per annum. The AICC Act shortens the time periods for the Commissioner to issue a decision with respect to an insurer’s proposal to increase rates by up to 7%. For a proposed rate increase of up to 3%, the Commissioner must issue a decision within 30 days after receipt of the filing. For a proposed rate increase of more than 3%, but not more than 7%, the Commissioner must issue a decision within 45 days after receipt of the filing.
      Excess Profits. Each insurer in New Jersey is required to file an annual report which includes a calculation of statutory profits on private passenger automobile business. If the insurer has excess statutory profits as determined by a prescribed formula, the insurer is required to submit a plan for the approval of the Commissioner to refund or credit the excess profits to policyholders. Prior to the AICC Act, the calculation of statutory profits was based on the three-year period immediately prior to the report, and the amount of actuarial gain an insurer could report without being considered to have excess profits was limited to 2.5% of its earned premium with actuarial gain defined as underwriting income minus 3.5% of earned premium. The AICC Act extended the time period for the calculation of statutory profits from three years to seven years to take into account market fluctuations over a longer period of time. The AICC Act also changed the basis for determining actuarial gains from earned premium to policyholder surplus. The term actuarial gain now means underwriting income minus an allowance for profit and contingencies (which shall not exceed 12% of policyholder surplus). The Commissioner is authorized to adjust this percentage biennially. The calculation of statutory profits for 2005 will not be completed until the second quarter of 2006. Therefore, the determination as to whether we have exceeded the excess profit threshold for 2005 will not be known until that time. However, based upon our year end 2005 results, management believes that the excess profit threshold has not been exceeded. As of December 31, 2004, we did not exceed the excess profits threshold in respect of any prior look-back period.
      “Take All Comers” Requirement. The AICC Act phases out the “take all comers” requirement over five years, to become inoperative on January 1, 2009. Also, the AICC Act exempts insurers from the “take all comers” requirement in those rating territories that the insurer has increased its private passenger auto insurance non-fleet exposures by certain amounts. The exemption criteria are applied every six months to determine if the insurer remains exempt. Insurers that increased their private passenger auto insurance non-fleet exposures in a rating territory by 4% during the one-year period ending on January 1, 2005 are exempt from the “take all comers” requirement in that rating territory for the subsequent six-month period, at which time the 4% standard is applied to determine if the insurer remains exempt. Insurers that increase their private passenger auto insurance non-fleet exposures in a rating territory by the following amounts will also be exempt from the “take all comers” requirement in that rating territory, subject to review every six months: 3% in the one-year period ending January 1, 2006, 2% in the one-year period ending January 1, 2007, and 1% in the one-year period ending January 1, 2008.
      Tier Rating. Under the tier rating system used to determine rates, drivers are assigned to different rating tiers according to driving history and other risk characteristics including, among others, driving record characteristics, experience and type of car. The tier rating system requires insurers to take into account the entire record of the consumer, rather than penalizing drivers for accidents and department of motor vehicle violations. Each insurer creates tiers based on the risk characteristics that are important to it, which vary from insurer to insurer. By establishing tiers, each insurer is able to target the risks which it prefers to underwrite. Proformance’s tiering system seeks to charge low rates to good drivers and higher rates to drivers with poor driving records.
      Unsatisfied Claim and Judgment Fund. The Unsatisfied Claim and Judgment Fund was created to pay claims of victims of hit and run or uninsured motor vehicle accidents and to reimburse insurers when medical expense benefits exceed $75,000 per person per accident. The AICC Act eliminates reimbursement to insurers for medical claims in excess of $75,000 for policies issued on or after January 1, 2004. The administration of these claims has been transferred from the Unsatisfied Claim and Judgment Fund to the New Jersey Property-Liability Insurance Guaranty Association, a private, nonprofit entity. This change is beneficial to us as the cost of this facility to Proformance has historically exceeded its benefits to Proformance.
      Insurance Fraud Detection Reward Program. In an effort to enable efficient prosecution of fraud against insurance companies, the AICC Act establishes the crime of “insurance fraud” to criminalize the harmful conduct. To provide the public with incentives to come forward regarding reasonable suspicion or knowledge of insurance crimes, the AICC Act also establishes the Insurance Fraud Detection Reward Program to obtain information from the public.
      Insurance Scenarios. Starting in 2004, every insurer had to provide each new applicant seeking automobile insurance, and each insured upon request, with three premium scenarios illustrating the effect of different coverage choices. Insurers are required to explain how each choice may affect costs and benefits in the event of an accident.

Automobile Insurance Urban Enterprise Zone Program
      The Automobile Insurance Urban Enterprise Zone Program is an effort by the State of New Jersey to increase the availability of insurance and decrease the number of uninsured motorists in urban areas. New Jersey law requires each insurer to have its share of business in designated “urban enterprise zones” across the state equal to its proportionate share of the auto insurance market in the state as a whole. If an insurer does not achieve its quota, it is assigned business by the state to fill the quota. As of December 31, 2005, Proformance satisfies its quota in each urban enterprise zone primarily as a result of voluntary business it writes and the influx of policies from our replacement carrier transactions.

Personal Automobile Insurance Plan
      The Personal Automobile Insurance Plan, or PAIP, is a plan designed to provide personal automobile coverage to drivers unable to obtain private passenger auto insurance in the voluntary market and to provide for the equitable assignment of PAIP liabilities to all licensed insurers writing personal automobile insurance in New Jersey. We may be assigned PAIP liabilities by the state in an amount equal to the proportion that our net direct written premiums on personal auto business for the prior calendar year bears to the corresponding net direct written premiums for all personal auto business written in New Jersey for such year. For the years ended December 31, 2005, 2004 and 2003, the Company was assigned $12,643,014, $11,025,958 and $8,977,000, respectively, of premium by the State of New Jersey under the PAIP.
      The State of New Jersey allows property and casualty companies to enter into Limited Assignment Distribution (LAD) agreements to transfer PAIP assignments to another insurance carrier approved by the State of New Jersey to handle this type of transaction. The LAD carrier is responsible for handling all of the premium and loss transactions arising from the PAIP assignments. In turn, the buy-out company pays the LAD carrier a fee based on a percentage of the buy-out company’s premium quota for a specific year. This transaction is not treated as a reinsurance transaction on the buy-out company’s books but as an expense. In the event the LAD carrier does not perform its responsibilities, we will not have any further liability associated with the assignments.
      We have entered into LAD agreements with Clarendon National Insurance Company and Auto One Insurance Company pursuant to which we transfer to them the PAIP liabilities assigned to us by the state. Each of Clarendon National Insurance Company and Auto One Insurance Company writes and services the business in exchange for an agreed upon fee. Upon the transfer, we may have to assume that portion of the PAIP assignment obligation in the event no other LAD carrier will perform these responsibilities.

Commercial Automobile Insurance Plan
      The Commercial Automobile Insurance Plan, or CAIP, is a plan similar to PAIP, but involving commercial auto insurance rather than private passenger auto insurance. Private passenger vehicles cannot be insured by CAIP if they are eligible for coverage under PAIP or if they are owned by an “eligible person” as defined under New Jersey law. We are assessed an amount in respect of CAIP liabilities equal to the proportion that our net direct written premiums on commercial auto business for the prior calendar year bears to the corresponding net direct written premiums for commercial auto business written in New Jersey for such year.
      Proformance records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the years ended December 31, 2005, 2004 and 2003, Proformance has been assigned $1,968,016, $2,492,048 and $2,041,173 of premiums and $1,562,587, $1,283,971 and $810,092 of losses, respectively, by the State of New Jersey under the CAIP.

New Jersey Automobile Insurance Risk Exchange
      The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. Our participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The assessments we receive from NJAIRE, are calculated by NJAIRE based upon the information submitted by all member companies and represents our percentage of the industry-wide total exposure for a specific reporting period. We have never received compensation from NJAIRE as a result of our participation in the plan. The assessments that we received required payment to NJAIRE for the amounts assessed.

      For the years ended December 31, 2005, 2004 and 2003, we were assessed $234,598, $3,244,518 and $518,018, respectively, by NJAIRE. We record the liability associated with NJAIRE assessments based upon the actual assessments or, absent a current assessment at the time of reporting, we estimate the liability based upon the most recent quarterly assessment we received as mandated by NJAIRE guidelines. The amount we were assessed for the year ended December 31, 2005 as compared to the amount we were assessed for the year ended December 31, 2004 decreased because the amounts we were assessed in 2004 included a “true-up” settlement in the amount of $1,413,336 with respect to 2003. This “true-up” resulted from a significantly higher percentage of those insureds who chose to accept our renewal offer of coverage and elected the zero tort threshold in connection with the Ohio Casualty replacement carrier transaction. Approximately 17% of Ohio Casualty insureds elected zero tort threshold in 2003 and 2004 compared to 6% of our traditional insureds electing the zero tort threshold in the same period. Therefore, our assessment adjusted for the “true-up” was $1,753,354 for the year ended December 31, 2003 compared to our assessment for the year ended December 31, 2004 of $1,491,164. This relationship of the amounts we were assessed for the year ended December 31, 2005 and for the year ended December 31, 2004 is consistent with our growth in our auto exposures during each of those periods. For the years ended December 31, 2005, we received $1,642,563 and $782,878 of reimbursements from NJAIRE.
Recent Transactions

Ohio Casualty Replacement Carrier Transaction
      On December 18, 2001, NAHC and Proformance entered into a transaction with Ohio Casualty of New Jersey, which we refer to as OCNJ, pursuant to which OCNJ transferred to Proformance the obligation to renew all of OCNJ’s private passenger automobile business written in New Jersey and OCNJ ceased writing private passenger automobile insurance in the State of New Jersey. As part of the withdrawal, Proformance became the replacement carrier for all of OCNJ’s private passenger auto insurance policies. OCNJ retained all rights and responsibilities related to the policies it issued. Proformance offered renewal policies to all eligible OCNJ policyholders.
      In connection with the transaction, OCNJ paid Proformance $41,100,000, of which $500,000 was paid at the contract date and $40,600,000 was paid in twelve equal monthly installments of $3,383,333, with the first payment due on March 18, 2002. In connection with this transaction, Ohio Casualty Insurance Company, which we refer to as OCIC, acquired a 19.71 percent interest (at the time of the transaction) in NAHC by purchasing 867,955 shares of Class B nonvoting common stock. We valued the stock issued as part of the transaction at $13,500,000, based on a valuation performed for us as of January 1, 2002. The remaining $27,600,000 was earned evenly as replacement carrier revenue over the twelve month period beginning on March 18, 2002. Further, OCNJ was required to pay to Proformance up to an additional $15,600,000 in the aggregate to maintain a premium-to-surplus ratio of 2.5 to 1 on the renewal business. A calculation of the premium-to-surplus ratio was made annually to determine the amount of the additional payment, if any, for such year. The $15,600,000 conditional guaranty expired on December 18, 2004. We received payments of $2,521,000 on June 25, 2004 and $4,299,000 on July 14, 2004 for a total of $6,820,000 from OCNJ pursuant to this requirement. In addition, on February 22, 2005 Proformance notified OCNJ that OCNJ owed Proformance $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ had until May 15, 2005 to make payment to us. Subsequent to the notification provided to OCIC and OCNJ, we had several discussions with OCIC relating to certain components of the underlying calculation which supports the amount owed to Proformance for the 2004 year. As part of these discussions, OCIC had requested additional supporting documentation and raised issues with respect to approximately $2,000,000 of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of NJAIRE assessments, or a total of $3,412,000, allocated to OCNJ. We recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 as outlined above) as replacement carrier revenue from related parties in our consolidated statement of income for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because it was management’s best estimate of the amount for which we believed collectability was reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management’s estimates and judgment and thus more susceptible to challenge by OCIC. We also noted our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed Proformance approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and our experience from 2003, management’s best estimate of the amount for 2004 for which we believed collectability from OCIC was reasonably assured was $4,350,000. On June 27, 2005, we received $3,654,000 from OCIC in settlement of the amounts due to Proformance, which differs from the $4,350,000 we had recorded as a receivable due from OCIC as outlined above. The difference of $696,000 between the receivable we had recorded ($4,350,000) due from OCIC and the actual settlement payment received from OCIC ($3,654,000) came as a result of a dispute between the Company and OCIC regarding $292,000 of NJAIRE assessments and approximately $404,000 of commission expenses included in the underlying calculation which supported the amounts due to Proformance for the 2004 year, the final year of our three year agreement with OCIC. The $696,000 was recorded as a bad debt expense in the Company’s condensed consolidated statement of operations for the year ended December 31, 2005.
      As required under the December 18, 2001 agreement, on August 1, 2003, NAHC conducted a private offering of its nonvoting common stock. The offering was made only to former personal automobile agents of OCNJ, who met certain eligibility requirements as determined by NAHC’s Board of Directors. In connection with the offering, NAHC issued nonvoting common stock for an aggregate price of $2,500,000.
      As part of the transaction, Proformance issued approximately 67,000 private passenger auto policies to OCNJ policyholders in New Jersey. Based on filings with the New Jersey Department of Banking and Insurance at the time of the transaction, we estimated that the Proformance underwriting standards would result in an overall rate increase of 16.8% to the OCNJ policyholders over three years, primarily attributable to increases in the rating factors of the less attractive drivers.
      On July 10, 2004, we entered into an agreement with OCNJ and OCIC pursuant to which we agreed to include OCIC as the selling shareholder in our initial public offering and to use commercially reasonable efforts to facilitate the sale by OCIC of shares of common stock of NAHC owned by OCIC that have an aggregate value equal to at least 10% of the aggregate value of all shares of common stock sold by NAHC and OCIC in our initial public offering. In exchange, OCIC agreed to waive any rights it had or may have under the Investor Rights Agreement to require us to redeem all of its shares of NAHC common stock as provided in that agreement. On December 23, 2005, the Investor Rights Agreement between NAHC and OCIC was terminated.
      We have agreed to use commercially reasonable efforts to facilitate a secondary public offering in which OCIC will sell its shares of NAHC common stock not sold as part of our initial public offering. In lieu of a secondary offering, we and OCIC may mutually agree that OCIC shall sell to us an amount of NAHC common stock owned by OCIC which are not sold as part of our initial public offering, the aggregate market value of which is equal to any additional amounts then due Proformance under the provision concerning maintenance of a 2.5 to 1 premium-to-surplus ratio on the renewal business of the Replacement Carrier Agreement. Upon the transfer by OCIC of its shares of NAHC common stock to us, OCNJ shall have no further obligation under such provision, except to the extent that the aggregate market value of the shares transferred to us is less than the amount due Proformance, in which case, OCNJ shall pay Proformance cash in the amount of such shortfall. In addition, subject to certain exceptions, we have granted OCIC the right, on three occasions to demand that we file a registration statement with respect to the resale by OCIC of any shares of NAHC common stock owned by OCIC which are not sold as part of our initial public offering.

Sentry Insurance Replacement Carrier Transaction
      On October 21, 2003, Proformance consummated a replacement carrier transaction with Sentry Insurance, a Wisconsin mutual company. Sentry Insurance agreed to not renew its personal lines insurance business in New Jersey upon policy expiration dates and Proformance agreed to offer replacement policies with substantially similar coverages and rates to the non-renewed Sentry Insurance policyholders, and to be responsible for any statutory or regulatory obligations that flow from the transfer of the business.
      Sentry Insurance also agreed to support the business renewed by Proformance as a result of this transaction by paying Proformance $3,500,000, paid in four equal installments. In addition, in the event that the premium-to-surplus ratio for the Sentry Insurance business written by Proformance exceeds 2.5 to 1 during a specified period, Sentry Insurance was obligated to pay to Proformance such additional sums of money as necessary, up to an aggregate limit of $1,250,000, to reduce the premium-to-surplus ratio for the Sentry Insurance business written by Proformance to not less than 2.5 to 1. On February 22, 2005 Proformance notified Sentry Insurance that Sentry Insurance owed Proformance $1,250,000 for the 2004 year in connection with this requirement. On May 16, 2005, we received $1,250,000 from Sentry in settlement of the amounts owed to us.
      As part of the transaction, NAIA agreed to provide general agency services to the transferred Sentry Insurance customers.

Metropolitan Property and Casualty Replacement Carrier Transaction
      On December 8, 2003, NAHC and Proformance consummated a replacement carrier transaction with Metropolitan Property and Casualty Insurance Company, which we refer to as Met P&C, pursuant to which Met P&C agreed to not renew its personal lines insurance business (except for the Specialty Vehicle Automobile Program) produced by independent agents in New Jersey upon normal policy expiration dates and Proformance agreed to offer replacement policies with substantially similar coverages and rates to the non-renewed Met P&C policyholders, and to be responsible for any statutory or regulatory obligations that flow from the transfer of the business.
      Pursuant to their agreement, Proformance offered all agents terminated by Met P&C as a result of this transaction, full or limited agency contracts with Proformance under terms and conditions no less favorable than the terms and conditions of such agents’ contracts with Met P&C.
      As part of this replacement carrier transaction, Proformance agreed, with respect to any Met P&C policy renewed by Proformance pursuant to this transaction, not to impose an overall rate increase greater than 15% per year for three years subject to a maximum aggregate rate increase of 52%. Met P&C agreed to support the business renewed by Proformance by making a payment (on an after-tax basis) to Proformance totaling $6,660,000 which was paid at closing. In addition, at closing Met P&C purchased nonvoting common stock of NAHC for $10,000,000.

The Hartford Financial Services Group, Inc. Replacement Carrier Transaction
      On September 27, 2005, Proformance consummated a replacement carrier transaction with The Hartford Financial Services Group, Inc., which we refer to as The Hartford, whereby certain subsidiaries of The Hartford (Hartford Fire Insurance Company, Hartford Casualty Insurance Company, and Twin City Fire Insurance) will transfer their renewal obligations for New Jersey homeowners, dwelling, fire, and personal excess liabilities policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance will offer renewal policies to approximately 8,500 qualified policyholders of The Hartford. We received final approval of this transaction from the New Jersey Department of Banking and Insurance (“NJDOBI”) on November 22, 2005, the closing date.
      Upon the closing, Proformance was required to pay to The Hartford a one-time fee of $150,000. In addition, a one-time payment equal to 5% of the written premium of the retained business will be paid to The Hartford within 45 days of the end of the twelve-month non-renewal period.
      The Hartford is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any replacement carrier revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.

Hanover Insurance Group Replacement Carrier Transaction
      On February 21, 2006 the Company announced that Proformance had entered into a replacement carrier transaction with Hanover Insurance Group, which we refer to as Hanover, whereby Hanover will transfer their renewal obligations for New Jersey automobile, homeowners, dwelling fire, personal excess liability and inland marine policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance will offer renewal policies to approximately 16,000 qualified policyholders of Hanover. NAHC and Proformance received approval of this transaction from the NJDOBI on February 16, 2006.
      Upon the Closing, Proformance was required to pay to Hanover a one-time fee of $450,000. In addition, the Company will make two annual payments equal to 5% of the written premium on renewed business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries, payable to Hanover within 30 days of such anniversary dates.
      Hanover is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any replacement carrier revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.
Products

High Proformance Policy
      We attempt to attract and retain policyholders who are better insurance risks with a “packaged” insurance product, which we refer to as the “High Proformance Policy” or “HPP.” HPP is a comprehensive and differentiated policy which may contain the following property and casualty coverages purchased by individuals:

•	private passenger automobile insurance, including bodily injury and property damage liability, uninsured motorist coverage, personal injury protection, extended medical payments, comprehensive fire and theft, collision, rental reimbursement, towing and labor, and miscellaneous electronic device and mobile telephone coverages;

•	homeowners and condominium insurance coverage, including various endorsements for extended coverage for eligible property and liability exposures;

•	personal excess (“umbrella”) liability insurance as an additional line of coverage; and

•	personal specialty property lines covering jewelry, furs, fine arts, cameras, electronic data process equipment, boats, yachts and other high value items.
      The target market for our HPP is middle income and upper-middle income applicants. We believe customers will continue to be attracted to the convenience of buying all of their personal insurance coverages under one policy from one company, and the benefit of comprehensive coverage designed not to leave gaps or create overlaps in coverage. We believe this design enhances our renewal retention, provides convenient premium payment and improves our loss ratios. Our historical underwriting experience further indicates that the policyholders who purchase their auto and homeowners coverage from the same carrier are better risks than policyholders who purchase only one kind of coverage.
      Policyholders may purchase HPP coverage that initially includes only either the private passenger automobile coverage or the homeowners coverage. The policyholder may add the other coverages at their convenience as their existing policies for this other coverage expire. Many of our competitors do not offer a packaged policy and of the few who do, they do not offer the flexibility of sequentially adding coverage during the life of the policy. We believe that others have been slow to introduce packaged policies in New Jersey because they are trying to reduce market share and because it is difficult to convert a policy processing system designed to handle single coverage policies into a system that can handle packaged policies.
      Our HPP coverage excludes mold, mildew and pollution.

Other Products
      We also offer commercial lines insurance products including commercial automobile, commercial general liability, and commercial excess liability. Specifically, we underwrite commercial automobile liability and physical damage and commercial inland marine for risks insuring up to ten vehicles. In addition, we offer commercial liability, commercial inland marine and commercial excess liability to our commercial automobile policyholders. Predominantly, Proformance underwrites commercial automobile liability and physical damage for small to medium business “mainstreet” policyholders, which we regard as high frequency/low severity risks.
      We have recently initiated underwriting of a new commercial line of business designed to insure commercial property exposures on an “all risk” basis. As of December 31, 2005 we have written $1.7 million of this type of business.
      The table below shows our direct written premiums in each of our product lines for the periods indicated and the portions of our total direct written premiums each product line represented.

	Years Ended December 31,

Direct Written Premium	2005		2004		2003

	($ in thousands)
Private passenger auto	$152,482	77.0%	$175,940	84.9%	$135,859	83.3%
Commercial auto	17,921	9.0	14,665	7.1	14,402	8.8
Homeowners	20,925	10.6	14,667	7.0	9,579	5.9
Other liability	6,721	3.4	2,048	1.0	3,338	2.0
Total	$198,049	100.0%	$207,320	100.0%	$163,179	100.0%
      An emerging issue in the insurance industry is mold liability and property coverage under homeowners and similar property-related policies. Property damage as a result of mold is uncommon in New Jersey, unlike in the southern sections of the United States, most notably Texas. Although our High Proformance Policies exclude mold coverage, some of our other products include such coverage. Generally, insurance policies exclude mold coverage unless it is the result of a covered loss. In the prior three years, we are aware of nine claims under our policies, totaling less than $175,000 that involve mold liability as a result of a covered loss.
Distribution

Independent Agent Relationships
      We distribute our products exclusively through licensed and contracted independent agents. All of our agents have entered into agency agreements. We have two types of independent agents, Partner Agents and Replacement Carrier Service Agents.

Partner Agents
      Our Partner Agents are our independent agents who have purchased NAHC common stock with a minimum purchase price of $50,000. As of December 31, 2005, our Partner Agents owned in the aggregate approximately 15.5% of our outstanding common stock on a fully diluted basis. By reason of their ownership interest in NAHC, we believe that each agent has an incentive to provide us with more profitable segments of the personal and commercial lines business in New Jersey. We believe this gives us a competitive advantage in the market. As of December 31, 2005, there are 103 Partner Agents in 125 locations who enjoy the privileges of producing new and renewal insurance business in all of Proformance’s product lines of business and are paid a standard commission. We intend to continue requiring our agents to purchase shares of our common stock prior to selling our insurance products.
      Our Partner Agents service their customers through established agencies in their local communities. The majority of the agencies of our Partner Agents have been established for more than 30 years, with the greatest concentration in the 30-50 year range. Based on information provided to us by our Partner Agents, the majority of our Partner Agents have in recent years produced $5 to $70 million of direct written premiums a year for all insurance companies which they represent. In 2005, our Partner Agents generated more than 74.9% of our total direct written premiums.
      We provide Partner Agents with advanced automation tools to enable them to reduce the redundant operations associated with the personal lines policy production and servicing process. In addition, 95 Partner Agents have qualified for the elite “Custom Agent” designation enabling these agents to perform some of the basic underwriting and claims processing for additional compensation, thereby reducing our operating expenses. The Custom Agent’s underwriting activities are subject to review by our underwriting department and our Peer Review Committee.
      All Partner Agents are eligible to participate in our Partner Agents’ profit sharing plan providing annual incentives based primarily on profit benchmarks as well as growth and product mix of the business produced by each Partner Agent. We believe that the Partner Agent system of distributing our products provides us with a sustainable strategic advantage as compared to our competitors in the areas of underwriting/risk selection and operating expense control.

Replacement Carrier Service Agents
      Replacement Carrier Service Agents are those independent agents who became associated with Proformance through replacement carrier transactions. As of December 31, 2005, there are approximately 233 Replacement Carrier Service Agents located in New Jersey. We converted 50 Replacement Carrier Service Agents who were former OCNJ agents to Partner Agent status in connection with our private offering of NAHC common stock in 2003. We may offer additional Replacement Carrier Service Agents the opportunity to become Partner Agents in the future. In compliance with state regulations, Replacement Carrier Service Agents are paid the same rate of basic commission as they were paid by the ceding carrier. Replacement Carrier Service Agents do not enjoy Proformance’s standard Partner Agent commission levels, nor do they operate with any of the advanced automation tools available to the Partner Agents.
      We classify our Replacement Carrier Service Agents as “Active” Replacement Carrier Service Agents, or Active RCS Agents, and Non-Active Replacement Carrier Service Agents, or Non-Active RCS Agents. We have 30 Active RCS Agents and 203 Non-Active RCS Agents located in New Jersey. Generally, we recognize a single location for each of our Replacement Carrier Service Agents. Active RCS Agents have entered into a limited agency agreement with Proformance and are authorized to write renewals and selective endorsements of private passenger auto business. Proformance can discontinue new personal auto business production by any Active RCS Agent, with or without cause, with 90 days advance written notice to the Active RCS Agent. Non-Active RCS Agents are authorized to provide limited agency services to the transferred policyholders, but are not authorized to produce any new business for Proformance.

Agency Agreements
      All of our Partner Agents have entered into Partner Agent agency agreements, which define the duties and obligations of Proformance and each Partner Agent. Under the agency agreement, an agent who is a licensed New Jersey insurance agent agrees to purchase shares of NAHC common stock and become an independent contractor selling Proformance’s products in exchange for commissions. The agency agreement can be terminated by either party upon 90 days’ written notice and will automatically terminate if the insurance agent loses its license, sells its business (provided, that Proformance, may at its discretion, offer an agency agreement to the successor if it meets its suitability requirements) or in the event of fraud, insolvency, abandonment, gross negligence or willful misconduct of the agent.

Peer Review Committee
      Proformance has established a Peer Review Committee which monitors the underwriting and risk selection activities of Partner Agents. As of December 31, 2005, the Peer Review Committee consists of five Partner Agents. The members of the Committee generally serve for one-year terms and are appointed by Proformance’s senior management team. It is our expectation that all Partner Agents will have the opportunity to serve on the Committee at some point. The Committee evaluates the performance of the Partner Agents to ensure compliance with our underwriting guidelines and marketing plans and can refer any issues to management of Proformance. Management of Proformance further evaluates the issues and can take certain actions regarding the Partner Agent under review, including, but not limited to, terminating the Partner Agent. At each meeting of the Board of Directors of Proformance, the Committee reports any meetings it has held and any actions it has taken. The Committee met twice in 2004 and met twice in 2005.
Marketing

Strategy
      We believe that in the New Jersey personal lines property and casualty insurance industry there is a strong relationship between the policyholder and the independent agent. Therefore, we view the independent agents as our customers. Based on data of A.M. Best, we estimate that more than 43% of the property and casualty insurance direct written premiums in the State of New Jersey in 2004 were written through independent agency channels. As a result, our marketing efforts focus on developing strong interdependent relationships with our Partner Agents and providing them with the resources to write profitable business. We believe that our ability to develop strong and mutually beneficial relationships with our agents is paramount to our success and will enable us to capture a larger portion of our agents’ aggregate business.
      Our principal marketing strategies are:

•	To offer a range of products, which we believe enables our agents to meet the insurance needs of their clients who meet our target criteria;

•	To price our products competitively, including offering discounts when and where appropriate for policyholders seeking to place all of their primary property and casualty insurance coverage with one carrier;

•	To offer agents competitive commissions, with incentives for placing their more profitable business with us; and

•	To provide a level of support and service that enhances the agents’ ability to do business with their clients and with us while reducing operating costs, providing us with an ability to maintain our competitive pricing position.

Agent Commissions and Incentive Plans
      We employ several programs designed to compensate and provide incentives to our Partners Agents to produce increasing volumes of profitable business for us.

•	Agent Commission Rates. We pay agent commissions on new and renewal business, which we believe are competitive in our marketplace.

•	Partner Agents’ Profit Sharing Plan. Our Partner Agents’ profit sharing plan rewards our Partner Agents by providing annual incentives based primarily on profit benchmarks as well as growth and product mix of the business produced by each Partner Agent.

•	Custom Agency Plan. Our Custom Agents are our Partner Agents that participate in the Custom Agency Plan. The Custom Agency Plan enables Custom Agents to perform some of the basic underwriting, claims processing and other functions for additional compensation. As of December 31, 2005, approximately 92% of our Partner Agents participate in the Custom Agency Plan.

•	Investment Incentive. All of our Partner Agents are shareholders of NAHC. By reason of their ownership interest in NAHC, we believe that each agent has an incentive to provide us with more profitable segments of the personal and commercial lines business in New Jersey.

Service and Support
      We believe that the level and quality of service and support we provide to our agents helps differentiate us from other insurers. First, as of December 31, 2005, we have three field representatives that monitor and assist our agents. In addition, we provide our agents with software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Our Custom Agency Plan allows certain agencies to sell new or service existing policyholders in a real-time environment by providing the agents with certain access to our underwriting, claims and policy information. We believe that the array of services we offer to our agents adds significant value to their business and enhances their capabilities. We are an Associate Member of the Professional Insurance Agents Association of New Jersey, and we support the Independent Insurance Agents and Brokers of New Jersey.
Underwriting

General
      As of December 31, 2005, our underwriting department consists of 19 underwriters who are supported by underwriting assistants and other policy administration personnel. The underwriting department is responsible for pricing of our policies, management of the risk selection process and monitoring of our various books of business. Our underwriting department has two divisions, one for our personal lines business and one for our commercial lines business. Our personal lines underwriting division consists of 7 teams. Each team services designated independent agencies on a rotating basis.

Agent Underwriting Authority
      Our Custom Agents are equipped with advanced automation tools to enable the agency to perform the initial underwriting services. Agents are provided access to an electronic version of our underwriting manuals, which include updated guidelines for acceptable risks, commission levels and product pricing. This process enables our agents to perform certain underwriting and administrative services on our behalf thereby reducing our operating expenses.
      The underwriting activities of the Custom Agents are reviewed by our underwriting department on a daily basis. The software employed by our underwriting department identifies for our underwriting personnel any business underwritten by our Custom Agents which does not meet certain criteria predetermined by our underwriting department. Our underwriting department may then take appropriate actions in regards to such business underwritten, including amending or canceling the policies in accordance with applicable laws and regulation.

Use of “Credit Scoring”
      As permitted under New Jersey insurance laws and regulations, we employ “insurance scoring” (sometimes referred to as “credit scoring”) in underwriting our homeowners policies and our commercial lines policies. We use credit bureaus to obtain insurance scores for individuals who apply for our homeowners or commercial lines coverage.
      An insurance score is a measure of a person’s financial responsibility based on historical credit experience. The theory behind insurance scoring is that individuals with higher scores are less likely to incur insured losses than those with lower credit scores. We do not rely solely on credit scores to determine whether to provide coverage to an applicant or in determining the coverage price. Rather, we use credit scores as an ancillary underwriting tool which assists us in evaluating the underwriting risk of our applicants.
      We believe that using credit scores to evaluate the underwriting risk of our applicants in connection with our homeowners and commercial lines coverage improves our underwriting results and increases our profitability.

Claims
      Our claims department processes all claims that arise out of our insurance policies. As of December 31, 2005, we have in excess of 85 employees in our claims department. Processing automation has streamlined much of our claims function. We receive claims from our policyholders through our agents or directly through our 1-800 toll free telephone number.
      Claims received by our agents are forwarded to our claims department through our claims systems. As agents receive calls from claimants, our software permits the agent to immediately send information related to the claims directly to us. Once we receive this information, the claim is directed to the appropriate internal adjuster responsible for investigating the claim to determine liability. We believe this process results in a shorter time period from when the claimant first contacts the agent to when the claimant receives a claim payment, while enabling the agents to build credibility with their clients by responding to claims in a timely and efficient manner.
      As required under New Jersey insurance laws and regulations, we have formed a special investigative unit, which employs eight individuals responsible for identifying and investigating potential fraud and misrepresentation by claimants. All of our claims adjusters are carefully trained to identify certain factors in the claims handling process that indicate a potentially fraudulent claim or the presence of misrepresentation in the application or claims process. If a claims adjuster identifies any such factor, he or she is required to notify our investigative unit. A member of our investigative unit investigates the claim further to determine whether the claim is fraudulent or whether the claimant made a misrepresentation in the application or claims process. We believe the effectiveness of our investigative unit enables us to reduce the number of improper claims and produce more profitable underwriting results.
      In addition, we rely on Riverview’s case management and medical treatment cost containment to ensure cost-efficient service in the treatment of auto accident victims and reduce our claims expenses. See “Business — Other Subsidiaries — Riverview Professional Services, Inc.”
Reserves
      Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s final payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the expenses associated with investigating and paying the losses, or loss adjustment expenses. We review our reserves internally on a quarterly basis. We are required by law to annually obtain a certification from a qualified actuary that our loss and loss adjustment expenses reserves are reasonable.
      When a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims personnel. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on subsequent developments and periodic reviews of the cases.
      In accordance with industry practice, we also maintain reserves for estimated losses incurred but not yet reported. Incurred but not yet reported reserves are determined in accordance with commonly accepted actuarial reserving techniques on the basis of our historical information and experience. We make adjustments to incurred but not yet reported reserves quarterly to take into account changes in the volume of business written, claims frequency and severity, our mix of business, claims processing and other items that can be expected to affect our liability for losses and loss adjustment expenses over time.
      When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, we believe that our provision for unpaid losses and loss adjustment expenses at December 31, 2005 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability may be greater or less than reserves. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized.
      The following table presents information on changes in the reserve for losses and loss adjustment expenses of NAHC and its subsidiaries for the years ended December 31, 2005, 2004 and 2003.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	($ in thousands)
Reserves for losses and loss adjustment expenses, beginning period	$184,283	$134,201	$85,472
Less reinsurance recoverable on unpaid losses and loss adjustment expenses	(24,936)	(21,329)	(19,431)
Net reserves for losses and loss adjustment expenses, beginning of period	159,347	112,872	66,041
Incurred losses and loss adjustment expenses, related to:
Current period	122,728	135,659	108,047
Prior period	10,066	(672)	76
Total incurred losses and loss adjustment expenses	132,794	134,987	108,123
Paid losses and loss adjustment expenses related to:
Current period	42,301	44,899	37,594
Prior period	58,548	43,613	23,698
Total paid losses and loss adjustment expenses	100,849	88,512	61,292
Net reserves for losses and loss adjustment expenses, end of period	191,292	159,347	112,872
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	28,069	24,936	21,329
Reserves for losses and loss adjustment expenses, end of period	$219,361	$184,283	$134,201
      For the year ended December 31, 2005, we increased reserves for prior years by $10.1 million. This increase was due to (i) increases in average severity for Personal Injury Protection (No-fault) losses of $9.4 million (ii) higher Commercial Auto Liability projected loss ratios for 2002-2004 due to the fact that actual loss development was higher than expected for those years, resulting in an increase of $1.8 million and (iii) Homeowners losses of $0.6 million and Other Liability losses of $1.6 million. This development was partially offset by continued favorable trends in loss development for Property Damage losses ($1.6 million), Auto Physical Damage losses ($1.2 million), and Bodily Injury losses of ($0.5 million), as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend. For the year ended December 31, 2004, we reduced reserves for prior years by $0.7 million because our actual loss experience observed during the period, especially during the fourth quarter of 2004, was slightly lower than expected due to a reduction in the frequency of claims reported during the fourth quarter of 2004. In addition, as more fully described in Note 4 Reinsurance Activity to our consolidated financial statements, the commutation referred to for 2004 had no impact on our consolidated unpaid loss and loss adjustment expense reserves as of December 31, 2004. Lastly, we increased reserves by $0.1 million, for the year ended December 31, 2003. The incurred losses related to prior years of $0.1 million in 2003 included a commutation of a reinsurance agreement of $0.2 million which was offset by favorable loss development on prior accident year reserves.
      The following table represents the development of reserves, net of reinsurance, for calendar years 1996 through 2005. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2005.
      Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.
      In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 1999 estimate for a previously incurred loss was $150,000 and the loss was reserved at $100,000 in 1995, the $50,000 deficiency (later estimate minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1996-1999 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

	As of for the Year Ended December 31,

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

	($ in thousands)
As Originally Estimated	780	3,893	10,928	14,965	15,484	20,386	30,014	66,041	112,872	159,347	191,292
As Re-estimated as of December 31, 2005	1,323	7,514	16,291	21,725	26,880	37,614	43,875	82,583	125,591	169,414	191,292
Liability Re-estimated as of:
One Year Later	775	4,387	12,017	15,261	17,901	25,588	32,028	74,671	112,200	169,414
Two Years Later	949	5,881	12,888	16,530	21,201	29,484	38,952	74,981	125,591
Three Years Later	1,096	6,578	13,562	18,471	23,740	33,720	40,999	82,583
Four Years Later	1,271	6,694	14,762	20,203	25,797	35,905	43,875
Five Years Later	1,284	7,294	15,870	20,924	26,324	37,614
Six Years Later	1,273	7,391	15,587	21,339	26,880
Seven Years Later	1,277	7,331	16,203	21,725
Eight Years Later	1,277	7,467	16,291
Nine Years Later	1,323	7,514
Cumulative Deficiency (Redundancy)	543	3,621	5,363	6,760	11,396	17,228	13,861	16,542	12,719	10,067
Cumulative Amounts Paid as of:
One Year Later	478	1,334	6,123	6,770	6,437	11,147	13,819	23,695	44,398	58,541
Two Years Later	510	4,013	9,194	10,554	13,511	19,591	22,766	40,764	72,551
Three Years Later	947	5,333	10,999	15,178	18,926	25,518	32,609	55,683
Four Years Later	1,125	5,919	13,437	18,050	21,944	30,969	40,054
Five Years Later	1,219	6,857	14,535	18,722	24,282	34,808
Six Years Later	1,245	6,953	14,844	20,091	25,498
Seven Years Later	1,272	7,107	15,579	20,778
Eight Years Later	1,264	7,219	16,002
Nine Years Later	1,273	7,462

	As of for the Year Ended December 31,

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

	($ in thousands)
Percentage of Initially Estimated Liability
Liability Re-estimated as of:
One Year Later	99%	113%	110%	102%	116%	126%	107%	113%	99%	106%
Two Years Later	122%	151%	118%	110%	137%	145%	130%	114%	111%
Three Years Later	141%	169%	124%	123%	153%	165%	137%	125%
Four Years Later	163%	172%	135%	135%	167%	176%	146%
Five Years Later	165%	187%	145%	140%	170%	185%
Six Years Later	163%	190%	143%	143%	174%
Seven Years Later	164%	188%	148%	145%
Eight Years Later	164%	192%	149%
Nine Years Later	170%	193%
Cumulative Deficiency (Redundancy)	70%	93%	49%	45%	74%	85%	46%	25%	11%	6%
Net Loss and Loss Adjustment Cumulative Paid as a Percentage of Initially Estimated Liability
Cumulative Amounts Paid as of:
One Year Later	61%	34%	56%	45%	42%	55%	46%	36%	39%	37%
Two Years Later	65%	103%	84%	71%	87%	96%	76%	62%	64%
Three Years Later	121%	137%	101%	101%	122%	125%	109%	84%
Four Years Later	144%	152%	123%	121%	142%	152%	133%
Five Years Later	156%	176%	133%	125%	157%	171%
Six Years Later	160%	179%	136%	134%	165%
Seven Years Later	163%	183%	143%	139%
Eight Years Later	162%	185%	146%
Nine Years Later	163%	192%
      The following table is a reconciliation of net liability to gross liability for losses and loss adjustment expenses:

	As of for the Year Ended December 31,

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

	($ in thousands)
As Originally Estimated
Net Liability Shown Above	$780	$3,893	$10,928	$14,965	$15,484	$20,386	$30,014	$66,041	$112,872	$159,347	$191,292
Add Reinsurance Recoverables	423	2,210	6,122	8,395	11,571	16,962	26,718	19,431	21,329	24,936	28,069
Gross Liability	1,203	6,103	17,050	23,360	27,055	37,348	56,732	85,472	134,201	184,283	219,361
As Re-estimated as of December 31, 2005
Net Liability Shown Above	1,323	7,514	16,291	21,725	26,880	37,614	38,952	74,671	125,591	169,414	191,292
Add Reinsurance Recoverables	1,039	6,583	12,510	18,598	25,193	25,077	36,272	23,323	25,815	26,376	28,069
Gross Liability	2,362	14,097	28,801	40,323	52,073	62,691	75,224	97,994	151,406	195,790	219,361
      As a result of our focus on core business lines since our founding in 1994, we believe we have no exposure to asbestos or environmental pollution liabilities, except for what we believe is a small amount of liability with respect to underground storage tanks pursuant to our homeowners policies.

Reinsurance

Third Party Reinsurance Program
      The use of reinsurance has been an important part of our business strategy. As is customary in the industry, we reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten; thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses. Reinsurance involves an insurance company transferring (ceding) a portion of its exposure on insurance underwritten by it to another insurer (reinsurer). The reinsurer assumes a portion of the exposure in return for a share of the premium. Reinsurance does not legally discharge an insurance company from its primary liability for the full amount of the policies, but it does make the reinsurer liable to the company for the reinsured portion of any loss realized.
      We are very selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. The collectibility of reinsurance is largely a function of the solvency of the reinsurers. As of December 31, 2005, our largest reinsurance recoverables/receivables were due from the following unaffiliated reinsurers, with their respective A.M. Best rating indicated below:

	Reinsurance
	Recoverables/	A.M. Best
	Receivables	Rating(1)

	($ in thousands)
Scor Re	10,022	B	++
OdysseyRe	4,022	A
American Reinsurance	5,756	A

(1)	Ratings are as of March 29, 2006.
      Effective December 31, 2002, Proformance entered into a Commutation and Release Agreement with Odyssey America Reinsurance Corporation whereby Proformance received $3,379,500 in full consideration for any past, current and future liabilities under a Multiple Line Loss Ratio Reinsurance Contract effective as of July 1, 2001.
      Effective March 26, 2003, Proformance entered into a Commutation and Mutual Release Agreement with Gerling Global Reinsurance Corporation of America whereby Proformance received $6,200,000 in full consideration for any past, current and future liabilities relating to all reinsurance agreements with Gerling.
      Effective December 31, 2003, Proformance exercised its right of commutation with Odyssey America Reinsurance Corporation in accordance with the Multiple Line Loss Ratio Excess of Loss Reinsurance Contract effective July 1, 2003 whereby Proformance received $10,050,000 in full consideration for any past, current and future liabilities relating to said treaty.
      Effective December 31, 2004, Proformance entered into a Commutation and Release Agreement with Odyssey America Reinsurance Corporation whereby Proformance received $4,750,000 in full consideration of any past, current and future liabilities under the Commercial and Personal Excess Liability Excess of Loss Reinsurance contract effective January 1, 2004.
      On January 1, 2005, Proformance entered into an Auto Physical Damage Quota Share Contract with Odyssey America Reinsurance Corporation. On September 15, 2005, Proformance commuted this contract with Odyssey Re. The commutation was initiated in September 2005 and all items previously recorded in connection with the agreement were reversed as of that period.

Mayfair Reinsurance Company Limited
      After September 11, 2001, the third party reinsurance market changed dramatically. In renewing our reinsurance program for 2002 and 2003, we faced a market that continued to harden, with reduced availability and coverage limits and increased prices. Due to these and other factors, we concluded that our third party reinsurance program historically had not been maximizing our profits or strengthening our financial position.

In response, on November 7, 2003 we formed Mayfair Reinsurance Company Limited. See “Business — Other Subsidiaries — Mayfair Reinsurance Company Limited.”

Terrorism Risk Insurance Act of 2002
      The Terrorism Risk Insurance Act of 2002 was extended and amended by the Terrorism Risk Insurance Extension Act of 2005, which was signed into law on December 22, 2005 and which we collectively refer to as TRIA. As extended, TRIA will automatically expire at the end of 2007. The intent of this legislation is to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders with the potential exposure for losses due to acts of terrorism. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to United States flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses for 2005 and 2006 and 85% of insured losses for 2007 resulting from covered acts of terrorism subject to certain premium-based deductibles. These premium-based deductibles will increase from 15% for 2005 to 17.5% for 2006 and 20% for 2007. In addition, no federal compensation will be paid under TRIA unless the aggregate industry insured losses resulting from the covered act of terrorism exceed $5.0 million for insured losses occurring prior to April 1, 2006, $50.0 million for insured losses occurring from April 1, 2006 to December 31, 2006, and $100.0 million for insured losses occurring in 2007.
Investments
      We invest according to guidelines devised by an internal investment committee, comprised of management of Proformance and a non-employee director of NAHC, focusing on what we believe are investments that will produce an acceptable rate of return given the risk being assumed. Our investment portfolio is managed by the investment officer at Proformance with oversight from our chief financial officer and the assistance of outside investment advisors.
      Our objectives are to seek the highest total investment return consistent with prudent risk level by investing in a portfolio comprised of high quality investments including common stock, convertible securities, bonds and money market funds in accordance with the asset classifications set forth in Proformance’s Investment Policy Statement Guidelines and Objectives.
      Proformance’s portfolio must be managed in accordance with New Jersey insurance statutory requirements and guidelines, which restrict our investment options. In addition, the terms of the Ohio Casualty replacement carrier transaction also limited us in our investment of assets through 2004 as specified in the Investment Policy Statement Guidelines and Objectives.
      Our Investment Policy Statement Guidelines and Objectives include the following restrictions on investments, unless otherwise approved by the investment committee:
      With respect to investments in equity securities, such investments:

•	must not exceed 40% of policyholders surplus,

•	must not exceed the lower of 20% of total portfolio in convertible securities or the maximum permitted by New Jersey insurance regulations,

•	investments in any one sector/industry group of the economy by reference to the S&P 500 Index must be no more than 10% of portfolio, and

•	investments in American Depository Receipts or foreign stocks must not exceed a maximum of 5% of portfolio;

•	all investments must be denominated in U.S. dollars;

•	all fixed income investments must be rated by the National Association of Insurance Commissioners, which we refer to as the NAIC. In addition (a) average maturity of fixed income portfolio may not exceed 10 years and the weighted average credit quality of the portfolio must be rated at least “A” by

Moody’s or at least “A” by Standard & Poor’s Ratings Services, which we refer to as Standard & Poor’s, and (b) the portfolio must have a target duration of 3.5 years, but can range between 3 and 4 years (with the exception that the 10-15 year municipal bonds may have duration of 8.5 years); and

•	Proformance may not make investments in (a) unincorporated businesses, (b) guaranteed investment contracts or (c) commercial paper rated below “A-1” by Standard & Poor’s or “P-1” by Moody’s.

      The following table reflects the composition of our investment portfolio at December 31, 2005, 2004 and 2003.

	As of December 31,

	2005		2004		2003

		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio

	($ in thousands)
Fixed Income Securities:
U.S. Treasury securities and obligations of U.S. Government agencies	$168,893	56.3%	$113,788	47.9%	$61,206	35.9%
Obligations of states and political subdivisions	69,290	23.1	47,768	20.1	42,139	24.7
Mortgage-backed securities	1,219	0.4	1,114	0.5	4,991	2.9
Corporate and other securities	47,782	15.9	61,980	26.1	53,643	31.4

Total fixed income securities	287,184	95.7	224,650	94.6	161,979	94.9
Equity Securities:
Preferred stocks	509	0.2	1,759	0.7	2,308	1.4
Common stocks	12,327	4.1	11,042	4.7	6,285	3.7

Total equity securities	12,836	4.3	12,801	5.4	8,593	5.1
Total Investments	300,020	100%	$237,451	100.0%	$170,572	100.0%

      The principal risks inherent in holding mortgage-backed securities and other pass-through securities are prepayment and extension risks, which affect the timing of when cash flows will be received. When interest rates decline, mortgages underlying mortgage-backed securities tend to be prepaid more rapidly than anticipated, causing early repayments. When interest rates rise, the underlying mortgages tend to be prepaid at a slower rate than anticipated, causing the principal repayments to be extended. Although early prepayments may result in acceleration of income from recognition of any unamortized discount, the proceeds typically are reinvested at a lower current yield, resulting in a net reduction of future investment income.
      The following table reflects our investment results for each year in the three-year period ended December 31, 2005:
Investment Results

	Year Ended December 31,

	2005	2004	2003

	($ in thousands)
Average invested assets	$287,223	$221,394	$136,828
Net investment income	$12,403	$7,061	$4,258
Net effective yield	4.3%	3.2%	3.0%
Net realized capital gains (losses)	$411	$1,931	$1,373
Effective yield including realized capital gains (losses)	4.5%	4.1%	4.0%

      The following table indicates the composition of our fixed income security portfolio (at fair value) by rating as of December 31, 2005:
Composition of Fixed Income Security Portfolio by Rating

	December 31, 2005

	Amount	Percent

	(In thousands)
U.S. Government and Government Agency Fixed Income Securities	$178,913	62.30%
Aaa/ Aa	100,888	35.13%
A	7,383	2.57%
Baa	—	—
Ba	—	—

Total	$287,184	100%

      Moody’s rating system utilizes nine symbols to indicate the relative investment quality of a rated bond. “Aaa” rated bonds are judged to be of the best quality and are considered to carry the smallest degree of investment risk. “Aa” rated bonds are also judged to be of high quality by all standards. Together with “Aaa” rated bonds, these bonds comprise what are generally known as high-grade bonds. Bonds rated “A” possess many favorable investment attributes and are considered to be upper medium grade obligations. “Baa” rated bonds are considered as medium grade obligations; they are neither highly protected nor inadequately secured. Bonds rated “Ba” or lower (those rated “B”, “Caa”, “Ca” and “C”) are considered to be too speculative to be of investment quality.
      The Securities Valuation Office of the NAIC evaluates all public and private bonds purchased as investments by insurance companies. The Securities Valuation Office assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor’s and Moody’s, while Categories 3-6 are the equivalent of below investment grade securities. Securities Valuation Office ratings are reviewed at least annually. At December 31, 2005, all of our fixed maturity investments were rated Category 1, the highest rating assigned by the Securities Valuation Office.
      The following table indicates the composition of our fixed income security portfolio (at fair value) by time to maturity as of December 31, 2005.
Composition of Fixed Income Security Portfolio by Maturity

	December 31, 2005

	Amount	Percent

	(In thousands)
1 year or less	$14,888	5.2%
Over 1 year through 5 years	51,191	17.8%
Over 5 years through 10 years	149,942	52.2%
Over 10 years through 20 years	69,200	24.1%
Over 20 years	744	0.3%
Mortgage-backed securities(1)	1,219	0.4%

Total	$287,184	100.0%

(1)	Actual maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment rates are determined by a number of factors that cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates, a variety of economic, geographic and other factors, and the repayment priority of the securities in the overall securitization structures.

Competition
      The property and casualty insurance business is highly competitive and most established companies in the field have greater financial resources, larger and more experienced agency organizations, and longer relationships with agency and sales organizations and insureds than we can expect to have for a number of years. As a result, established insurance companies have many competitive advantages over us. We compete with both large national writers and smaller regional companies.
      Our competitors include other companies which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Based on data of A.M. Best, we estimate that 35% of the property and casualty insurance direct written premiums in the State of New Jersey in 2004 were written through direct marketing channels. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurers rather than to independent agencies and, potentially, lower cost structures. A material reduction in the amount of business independent agents sell would adversely affect us. In the past, competition in the New Jersey personal auto market has included significant price competition, and there can be no assurance that these conditions will not recur. We and others compete on the basis of product portfolio, product pricing, and the commissions and other cash and non-cash incentives provided to agents. Although a number of national insurers that are much larger than us do not currently compete in a material way in the New Jersey property and casualty market, if one or more of these companies decide to aggressively enter the market it could have a material adverse effect on us. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. There can be no assurance that we will be able to compete effectively against these companies in the future.
      Our principal competitor which serves the independent agency market and offers a packaged personal lines property and casualty insurance product, is Encompass Insurance (an affiliate of Allstate Insurance). Other competitors include First Trenton and Palisades Insurance. In addition, we compete with companies such as Chubb Insurance that also offer a packaged personal lines property and casualty insurance product.
      Although somewhat less competitive than other markets, the New Jersey private passenger auto insurance market has become more competitive in recent years. In August 2003, Mercury General entered the New Jersey private passenger auto insurance market. In addition, in August 2004, GEICO re-entered the New Jersey private passenger auto insurance market and in October 2005, Progressive Casualty Insurance Company entered the New Jersey private passenger auto insurance market. We believe this supports our view that current market conditions in New Jersey for private passenger auto insurance companies have improved. However, competition, especially from larger, more established insurers such as GEICO and Progressive, could cause premium rate reductions, reduced profits or losses, or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition. Although we compete with Mercury General, GEICO and Progressive, we believe our packaged High Proformance Policy provides us with a competitive advantage as none of Mercury General, GEICO or Progressive offer packaged policies.
Ratings
      One of the key comparisons between insurers is the relative rating by A.M. Best. A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Proformance a “B (Fair)” rating. Such rating is the seventh highest rating of 15 rating levels that A.M. Best assigns to insurance companies, which currently range from “A++ (Superior)” to “D (Poor).” Publications of A.M. Best indicate that the “B” rating is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company’s securities.
      On December 14, 2004, A.M. Best announced that it had placed the financial strength rating of Proformance under review with negative implications. A.M. Best said that the action reflected the deterioration of Proformance’s risk-adjusted capitalization through the first nine months of 2004 to below a level supportive of its rating. As a result of the completion of our initial public offering and the subsequent capital contribution to Proformance resulting in risk-adjusted capital supportive of its current rating, on May 31, 2005, A.M. Best affirmed the financial strength rating of “B (Fair)” of Proformance, removing the rating from under review with negative implications.
      In addition, Proformance is rated “A” by Demotech, Inc. Demotech provides financial stability ratings of property and casualty insurers. In addition to A.M. Best, Demotech is the only other authorized rating agency recognized by federally insured lending institutions, such as mortgage companies. Mortgage companies, as a condition to issuing a mortgage, generally require borrowers to obtain adequate homeowners insurance. The mortgage companies often refer to Demotech’s financial stability rating prior to issuing a mortgage. We believe the “A” rating assigned by Demotech is beneficial in connection with our homeowners and other lines of business.
      Publications of Demotech indicate that its rating process provides an objective baseline for assessing the solvency of an insurer. A Demotech financial stability rating summarizes its opinion as to the insurer’s ability to insulate itself from the business cycle that exists in the general economy as well as the underwriting cycle that exists in the industry.
      An “A” rating is Demotech’s third highest rating out of six possible rating classifications for insurers with complete financial data. An “A” rating is assigned to insurers that in Demotech’s opinion possess exceptional financial stability related to maintaining positive surplus as regards policyholders, regardless of the severity of a general economic downturn or deterioration in the insurance cycle.
      Our A.M. Best and our Demotech ratings are subject to change and are not recommendations to buy, sell or hold securities. Any future decrease in our ratings could affect our competitive position.
Properties
      We are headquartered at 4 Paragon Way, Freehold, New Jersey. NAHC leases approximately 45,000 square feet of office space for a term ending June 1, 2009. NAHC’s subsidiaries share the cost of this space under the cost sharing agreement that they entered into with NAHC. On September 11, 2004, we leased an additional 16,000 square feet of space at 3 Paragon Way, Freehold, New Jersey.
Employees
      As of December 31, 2005, we had 271 employees, of which 200 were employed by Proformance, 53 were employed by Riverview, 10 were employed by NAIA and 8 were employed by NAHC. None of our employees are represented by a labor union or are covered by collective bargaining agreements. We have not experienced any labor disputes or work stoppages and we consider our employee relations to be good.
Legal Proceedings
      Proformance is party to a number of lawsuits arising in the ordinary course of its insurance business. We believe that the ultimate resolution of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our consolidated financial statements. We believe that the outcomes of most of these lawsuits will be favorable to us. With respect to those lawsuits for which the outcome is not favorable to us, we believe that we have adequate reserves to cover any losses we may incur. Other than these lawsuits, we are not involved in any legal proceedings.

      We are subject to regulation by the New Jersey Department of Banking and Insurance, and we must obtain prior approval for certain corporate actions. We must comply with laws and regulations involving:

•	transactions between an insurance company and any of its affiliates;

•	the payment of dividends;

•	the acquisition of an insurance company or of any company controlling an insurance company;

•	approval or filing of premium rates and policy forms;

•	solvency standards;

•	minimum amounts of capital and policyholders’ surplus which must be maintained;

•	limitations on types and amounts of investments;

•	restrictions on the size of risks which may be insured by a single company;

•	limitation of the right to cancel or non-renew policies in some lines;

•	regulation of the right to withdraw from markets or terminate involvement with agencies;

•	requirements to participate in residual markets;

•	licensing of insurers and agents;

•	deposits of securities for the benefit of policyholders;

•	reporting with respect to our financial condition, including the adequacy of our reserves and provisions for unearned premiums;

•	unfair trade and claims practices; and

•	the type of accounting we must use.
      In addition, insurance department examiners from New Jersey perform periodic financial and market conduct examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.
      Insurance Holding Company Regulation. Our principal operating subsidiary, Proformance, is an insurance company, and therefore we are subject to certain laws and regulations in New Jersey regulating insurance holding company systems. These laws require that we file annually a registration statement with the Commissioner that discloses the identity, financial condition, capital structure, ownership and management of each entity within our corporate structure and any transactions among the members of our holding company system. In some instances, we must obtain the prior approval of the Commissioner for material transactions between our insurance subsidiary and other members of our holding company system. These holding company statutes also require, among other things, prior approval of the payment of extraordinary dividends or distributions and any acquisition of control of a domestic insurer.
      Insurance Regulation Concerning Dividends. We rely on dividends from Proformance for our cash requirements. The insurance holding company law of New Jersey requires notice to the Commissioner of any dividend to the shareholders of an insurance company. Proformance may not make an “extraordinary dividend” until 30 days after the Commissioner has received notice of the intended dividend and has not objected or has approved it in such time. An extraordinary dividend is defined as any dividend or distribution whose fair market value together with that of other distributions made within the preceding 12 months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income (excluding realized capital gains) for the 12-month period ending on the preceding December 31, in each case determined in accordance with statutory accounting practices. Under New Jersey law, an insurer may pay dividends that are not considered extraordinary only from its unassigned surplus, also known as its earned surplus. The insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs following payment of any dividend or distribution to shareholders. As of December 31, 2005, Proformance is not permitted to pay any dividends without the approval of the Commissioner as it has negative unassigned surplus as a result of the impact of its replacement carrier transactions.
      Acquisition of Control of a New Jersey Domiciled Insurance Company. New Jersey law requires prior approval by the Commissioner of any acquisition of control of an insurance company that is domiciled in New Jersey. That law presumes that control exists where any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10% or more of our outstanding voting stock. Even persons who do not acquire beneficial ownership of more than 10% of the outstanding shares of our common stock may be deemed to have acquired control if the Commission determines that control exists in fact. Any purchaser of shares of common stock representing 10% or more of the voting power of our capital stock will be presumed to have acquired control of our New Jersey insurance subsidiary unless, following application by that purchaser, the Commissioner determines that the acquisition does not constitute a change of control or is otherwise not subject to regulatory review. These requirements may deter, delay, or prevent transactions affecting the control of or the ownership of our common stock, including transactions that could be advantageous to our shareholders.
      Protection against Insurer Insolvency. New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property-Liability Insurance Guaranty Association, which we refer to as NJPLIGA. NJPLIGA must pay any claim up to $300,000 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within 90 days after the declaration of insolvency. Members of NJPLIGA are assessed the amount NJPLIGA deems necessary to pay its obligations and its expenses in connection with handling covered claims. Subject to certain exceptions, assessments are made in the proportion that each member’s net direct written premiums for the prior calendar year for all property and casualty lines bear to the corresponding net direct written premiums for NJPLIGA members for the same period. By statute, no insurer in New Jersey may be assessed in any year an amount greater than 2% of that insurer’s net direct written premiums for the calendar year prior to the assessment. In 2005, Proformance was assessed $4.9 million, as our portion of the losses due to insolvencies of certain insurers. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments.
      Risk-Based Capital Requirements. The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from market and/or credit risk; and (iii) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and reserve and premium growth. Under New Jersey law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.
      The risk-based capital law provides four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. The first level, the company action level as defined by the NAIC, requires an insurer to submit a plan of corrective actions to the Commissioner if total adjusted capital falls below 200% of the risk-based capital amount. The regulatory action level as defined by the NAIC requires an insurer to submit a plan containing corrective actions and requires the Commissioner to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150% of the risk-based capital amount. The authorized control level, as defined by the NAIC, authorizes the Commissioner to take whatever regulatory actions he or she considers necessary to protect the best interest of the policyholders and creditors of the insurer and the public, which may include the actions necessary to cause the insurer to be placed under regulatory control (i.e., rehabilitation or liquidation)

if total adjusted capital falls below 100% of the risk-based capital amount. The fourth action level is the mandatory control level as defined by the NAIC, which requires the Commissioner to place the insurer under regulatory control if total adjusted capital falls below 70% of the risk-based capital amount.
      The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. As of December 31, 2005, Proformance had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.
      NAIC IRIS Ratios. The NAIC has developed a set of financial relationships or “tests” known as the Insurance Regulatory Information System that were designed for early identification of companies which may require special attention or action by insurance regulatory authorities. Insurance companies submit data annually to the NAIC which analyzes the data against defined “usual ranges.” Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. As of December 31, 2005, Proformance fell outside of the usual ranges of three ratios. We believe that the rapid increase in surplus as a result of the completion of the initial public offering completed April 21, 2005 and subsequent investment into Proformance of $43 million was the primary reason we fell outside the usual range of Gross Change in Policyholders Surplus and Net Change in Adjusted Policyholders Surplus. We believe the rapid increase in premium and surplus as a result of the replacement carrier transactions we have entered into was the primary reason we fell outside the usual ranges for the two year reserve development to policyholders surplus test. This is further supported by the fact that the NAIC, in the “Statistical Phase” portion of its information guide, acknowledges that rapid increases in premium and surplus may result in an insurer falling outside the usual ranges of the ratios. There can be no assurance that Proformance will fall within the usual ranges of those three ratios or satisfy the other ratios in the future. In the event that Proformance fails to satisfy a sufficient number of these ratios, it could become subject to regulatory scrutiny which could have a negative effect on our operations.
      Surplus and Capital Requirements. The Commissioner has the discretionary authority, in connection with the ongoing licensing of Proformance, to limit or prohibit the ability of Proformance to issue new policies if, in the Commissioner’s judgment, Proformance is not maintaining a minimum amount of surplus or is in hazardous financial condition. We do not believe that the current or anticipated levels of statutory surplus of Proformance, present a material risk that the Commissioner would limit the amount of new policies Proformance may issue.
      Regulation of Investments. Proformance is subject to laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe that investments made by Proformance comply with these laws and regulations.

Bermuda
      Bermuda Restrictions on Dividend Payments. Bermuda legislation imposes limitations on the dividends that Mayfair may pay. Under the Bermuda Insurance Act 1978, Mayfair is required to maintain a specified solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if doing so would cause Mayfair to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, Mayfair is prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends will not cause it to fail to meet its solvency margin and minimum liquidity ratio. The Insurance Act also prohibits Mayfair from declaring or paying dividends without the approval of the Bermuda Monetary Authority if Mayfair fails to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. Additionally, under the Bermuda Companies Act 1981, Mayfair may declare or pay a dividend only if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Item 1A.	Risk Factors
      Numerous factors could cause our actual results to differ materially from those in the forward-looking statements set forth in this Form 10-K and in other documents that we file with the Securities and Exchange Commission. Those factors include the following:
Risks Related to Our Business
Because we are primarily a private passenger automobile insurance carrier, negative developments in the economic, regulatory or competitive conditions in this industry could cause us to incur additional costs and limit our flexibility in our underwriting process. This would reduce our profitability and the impact of these changes would have a disproportionate effect on our ability to operate profitably and successfully grow our business as compared to other more diversified insurers.
      For the years ended December 31, 2005, 2004 and 2003, approximately 77.0%, 84.9% and 83.3%, respectively, of our direct written premiums were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. For example, in 1998 the New Jersey legislature passed AICRA. AICRA attempted to control consumer costs by cutting automobile insurance rates by 15%. Although AICRA attempted to reduce costs to insurers by implementing strict measures to minimize fraud and abuse, our loss of premiums from the mandated rate reductions was not offset by such measures. Accordingly, the impact of this legislation reduced our profitability.
      In addition, any of these or similar developments in the private passenger automobile insurance industry would have a disproportionate effect on us, compared to more diversified insurers that also sell a larger proportion of other types of property and casualty insurance products.
Because we write insurance only in New Jersey, negative developments in the regulatory, economic, demographic, competitive and weather conditions in the New Jersey market could cause us to incur additional costs or limit our flexibility in our underwriting process and the impact of these changes would have a disproportionate effect on us compared to insurers that operate in multiple states.
      All of our direct written premiums are generated in New Jersey. Our revenues and profitability are therefore subject to prevailing regulatory, economic, demographic, competitive, weather and other conditions in New Jersey. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. For example, the ability of New Jersey insurers to obtain property and casualty reinsurance at reasonable prices was limited as a result of Hurricane Andrew. Accordingly, it became more costly for insurers to reduce risks through reinsurance. Because of the increased cost of reinsurance, insurers were limited in their ability to operate profitably.
      Adverse regulatory developments in New Jersey, such as AICRA, or others which could include fundamental changes in the design or implementation of the New Jersey insurance regulatory framework, could limit our ability to operate profitably by causing us to incur additional costs or limiting our flexibility in our underwriting process. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple states.
We have historically derived a substantial portion of our revenues from replacement carrier transactions, and we may not be able to enter into those types of transactions in the future.
      For the years ended December 31, 2005, 2004 and 2003, we derived $0, $18.0 million and $14.0 million, respectively, from replacement carrier transactions, constituting 0%, 8.6% and 8.5%, respectively, of our total revenue. Our strategy includes entering into additional replacement carrier transactions as opportunities arise.

However, due to improvements in the New Jersey insurance market during 2005, it is not likely that we will enter into replacement carrier transactions which have as significant an impact on our operations or are comparable in size to those entered into prior to 2005.
      We cannot be certain we will identify possible future replacement carrier transactions with terms we view as being acceptable, or that we will be able to consummate any future replacement carrier transactions. If we do enter into future replacement carrier transactions, we cannot be certain as to the terms of those transactions. If we are unable to enter into future replacement carrier transactions on terms acceptable to us, our revenues may decline. We believe that during the current portion of the personal auto insurance cycle, which in our view is one of growth, it may be more difficult than otherwise to identify acceptable replacement carrier transactions.
We have exposure to claims related to severe weather conditions, which may result in an increase in claims frequency and severity.
      We are subject to claims arising out of severe weather conditions, such as rainstorms, snowstorms and ice storms, that may have a significant effect on our results of operations and financial condition. The incidence and severity of weather conditions are inherently unpredictable. There is generally an increase in claims frequency and severity under the private passenger automobile insurance we write when severe weather occurs because a higher incidence of vehicular accidents and other insured losses tend to occur in severe weather conditions. In addition, we have exposure to an increase in claims frequency and severity under the homeowners and other property insurance we write because property damage may result from severe weather conditions.
      Because some of our insureds live near the New Jersey coastline, we also have a potential exposure to losses from hurricanes and major coastal storms such as Nor’easters. For example, in September 1999 we were impacted by Tropical Storm Floyd. Our direct written premiums in 1999 were approximately $40.2 million, but as a result of Tropical Storm Floyd we paid $1.1 million in claims, of which $0.6 million was for physical damage coverage and $0.5 million was for insured property losses.
      Although we purchase catastrophe reinsurance to limit our exposure to these types of natural catastrophes, in the event of a major catastrophe resulting in losses to us in excess of $80 million, our losses would exceed the limits of our reinsurance coverage.
If we are not able to attract and retain independent agents, we would be limited in our ability to sell our insurance products.
      We market our insurance solely through independent agents. We do not rely on, nor are we dependent upon, any one particular agent to sell our products. We compete with other insurance carriers for the business of independent agents. Our agents also offer the products of our competitors, some of which offer a larger variety of products, lower prices for insurance coverage or higher commissions. Changes in commissions, services or products offered by our competitors could make it harder for us to attract and retain independent agents to sell our insurance products.
Established competitors with greater resources may make it difficult for us to market our products effectively and offer our products at a profit.
      In the past, competition in the New Jersey personal auto insurance market has included significant price competition and there can be no assurance that these conditions will not recur. Although we believe that price competition has not been as intense as in other states, in 1997 and 1998 price competition in the New Jersey personal lines property casualty insurance market increased dramatically. As a result of the price competition during these periods, our profits were reduced because we wrote policies with lower premiums and on terms less favorable to us. In addition, the New Jersey commercial lines property casualty insurance market faced intense price competition during 1998 and 1999. However, since the New Jersey commercial lines market is not subject to some of the more burdensome regulatory aspects of the personal lines market, such as the “take all comers” requirement and the price reductions mandated by AICRA, our profits on our commercial lines business were not as heavily impacted.
      We and other insurance companies also compete on the basis of the commissions and other cash and non-cash incentives provided to agents. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the New Jersey personal auto insurance market, if one or more of these companies decide to aggressively enter the market, it could reduce our market share in New Jersey and thereby have a material adverse effect on us. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel we utilize.
      Our principal competitor which serves the independent agency market and offers a packaged personal lines property and casualty insurance product is Encompass Insurance (an affiliate of Allstate Insurance). Other competitors in the personal lines insurance business include First Trenton and Palisades Insurance. According to the New Jersey Department of Banking and Insurance statistics, as of June 30, 2005, based on vehicles in force, the respective share of the personal auto market, excluding policies written in urban enterprise zones, of our principal competitors, Encompass Insurance, Travelers of New Jersey and Palisades Insurance, were 2.0%, 4.9% and 2.7%, respectively. Our share of the personal auto market as of such dates was 0.8%. In addition, we compete with companies such as Chubb Insurance (2.3% share of the personal lines market based on vehicles in force as of June 30, 2005), that also offer a packaged personal lines property and casualty insurance product.
      Although somewhat less competitive than other markets, the New Jersey private passenger auto insurance market has become more competitive in recent years. We face significant competition from large, well-capitalized national companies and we expect that there may be, from time to time, further competition from market entrants. In August 2003, Mercury General entered the New Jersey private passenger auto insurance market. In addition, in August 2004, GEICO re-entered the New Jersey private passenger auto insurance market and in October 2005, Progressive Casualty Insurance Company entered the New Jersey private passenger auto insurance market. Many of these companies may have greater financial, marketing and management resources than we have. In addition, competitors may offer consumers combinations of auto policies and other insurance products or financial services which we do not offer. We could be adversely affected by a loss of business to competitors offering similar insurance products at lower prices or offering bundled products or services and by other competitor initiatives. Competition, especially from larger, more established insurers such as GEICO and Progressive, could cause premium rate reductions, reduced profits or losses, or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.
Our failure to maintain a commercially acceptable financial strength rating would significantly and negatively affect our ability to implement our business strategies and sell our products.
      A.M. Best has currently assigned Proformance a “B (Fair)” rating. A “B” rating is A.M. Best’s seventh highest rating out of 15 possible rating classifications for insurance companies. A “B” rating is assigned to insurers that in A.M. Best’s opinion have a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. An important factor in an insurer’s ability to compete effectively is its A.M. Best rating. Proformance’s A.M. Best rating is lower than those of some of its competitors.
      On December 14, 2004, A.M. Best announced that it had placed the financial strength rating of Proformance under review with negative implications. A.M. Best said that the action reflected the deterioration of Proformance’s risk-adjusted capitalization through the first nine months of 2004 to below a level supportive of its rating. As a result of the completion of our initial public offering and the subsequent capital contribution to Proformance resulting in risk-adjusted capitalization supportive of its current rating, on May 31, 2005, A.M. Best affirmed the financial strength rating of “B (Fair)” of Proformance, removing the rating from under review with negative implications.

      In addition, Proformance is rated “A” by Demotech, Inc. Demotech provides financial stability ratings of property and casualty insurers. In addition to A.M. Best, Demotech is the only other authorized rating agency recognized by federally insured lending institutions, such as mortgage companies. Mortgage companies, as a condition to issuing a mortgage, generally require borrowers to obtain adequate homeowners insurance. The mortgage companies often refer to Demotech’s financial stability rating prior to issuing a mortgage. We believe the “A” rating assigned by Demotech is beneficial in connection with our homeowners business.
      Publications of Demotech indicate that its rating process provides an objective baseline for assessing the solvency of an insurer. A Demotech financial stability rating summarizes its opinion as to the insurer’s ability to insulate itself from the business cycle that exists in the general economy as well as the underwriting cycle that exists in the industry.
      An “A” rating is Demotech’s third highest rating out of six possible rating classifications for insurers with complete financial data. An “A” rating is assigned to insurers that in Demotech’s opinion possess exceptional financial stability related to maintaining positive surplus as regards policyholders, regardless of the severity of a general economic downturn or deterioration in the insurance cycle.
      Our A.M. Best and our Demotech ratings are subject to change and are not recommendations to buy, sell or hold securities. Any future decrease in our ratings could affect our ability to sell our products. See “Business — Ratings.”
      The agreements that we have entered into with our agents do not contain provisions that would permit them to terminate the agreement in the event of a downgrade of our ratings. In addition, our reinsurance agreements with third party reinsurers do not require us to transfer funds into trust or otherwise provide security for the benefit of the reinsurers in the event of a downgrade of our ratings.
If our losses and loss adjustment expenses exceed our reserves, we would have to increase our reserves which would lower our earnings.
      The reserves for losses and loss adjustment expenses that we have established are estimates of amounts needed to pay reported and unreported claims and related expenses based on facts and circumstances known to us as of the time we established the reserves. Reserves are based on historical claims information, regulatory change, court decision, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process. If our reserves are inadequate and are increased, we would have to treat the amount of such increase as a charge to our earnings in the period that the deficiency is recognized. As a result of these factors, there can be no assurance that our ultimate liability will not materially exceed our reserves, thereby reducing our profitability.
      Due to the inherent uncertainty of estimating reserves, it has been necessary, and may over time continue to be necessary, to revise estimated future liabilities as reflected in our reserves for claims and policy expenses. For the year ended December 31, 2005, we increased reserves for prior years by $10.1 million. This increase was due to (i) increases in average severity for Personal Injury Protection (No-fault) losses of $9.4 million (ii) higher Commercial Auto Liability projected loss ratios for 2002-2004 due to the fact that actual loss development was higher than expected for those years, resulting in an increase of $1.8 million and (iii) Homeowners losses of $0.6 million and Other Liability losses of $1.6 million. This development was partially offset by continued favorable trends in loss development for Property Damage losses ($1.6 million), Auto Physical Damage losses ($1.2 million), and Bodily Injury losses of ($0.5 million), as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend. For the year ended December 31, 2004, we reduced reserves for prior years by $0.7 million because our actual loss experience observed during the period, especially during the fourth quarter of 2004, was slightly lower than expected due to a reduction in the frequency of claims reported during the fourth quarter of 2004. In 2003, our reserve reviews indicated that our reserves established were lower than necessary, and so in that year we increased $0.1 million of previously established reserves for losses and loss adjustment expenses. The incurred losses related to prior years of $0.1 million in 2003 included a loss of $0.2 million in connection with our termination of the reinsurance coverage provided by one of our third party reinsurers. The $0.2 million loss was offset by favorable loss development on prior accident year reserves. Historically, Proformance’s reserves have shown a deficiency in every year from 1995 through 2004.
      The historic development of reserves for losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. Accordingly, it is not appropriate to extrapolate redundancies or deficiencies based on historical information. See “Business — Reserves.”
Our management and independent registered public accounting firm have determined that there are material weaknesses in our internal controls over financial reporting. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results.
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
      Our audit committee and our management team reviewed our independent registered public accounting firm’s findings and acknowledge and agree with the matters identified as material weaknesses.
      In response, we initiated corrective actions to address these control deficiencies and will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis, taking corrective action as appropriate. These actions were designed to strengthen our internal control over financial reporting and address the material weaknesses identified. For a description of the corrective actions we have taken, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Control Over Financial Reporting.”
      Our audit committee and management team are committed to evaluating and continuing to improve our procedures relating to internal controls over our financial reporting. However, if we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results.
If we lose key current personnel or are unable to recruit new qualified personnel, we could be prevented from implementing our business strategy and our ability to capitalize on market opportunities, grow our business and operate efficiently and profitably could be negatively affected.
      Our future success depends significantly upon the efforts of certain key management personnel, including James V. Gorman, Chairman and Chief Executive Officer of NAHC and Proformance, Peter A. Capello, Jr., Chief Financial Officer of Proformance, Cynthia L. Codella, Secretary and Executive Vice President of Proformance and NAHC, Frank J. Prudente, Executive Vice President, Treasurer and Chief Accounting Officer of NAHC, John E. Scanlan, Senior Vice President of Proformance, and Bruce C. Bassman, Senior Vice President and Chief Actuarial Officer of NAHC. We maintain a $2.5 million key man life insurance policy on Mr. Gorman, as well as on other of our senior executives, the proceeds of which are payable to us. We have entered into employment agreements with James V. Gorman, Cynthia L. Codella, Frank J. Prudente, John E. Scanlan and Bruce C. Bassman. In addition, Proformance has entered into an employment agreement with Peter A. Cappello, Jr. Although we are not aware of any impending departures or retirements, the loss of key personnel could prevent us from fully implementing our business strategy and could negatively affect our ability to capitalize on market opportunities, grow our business or operate efficiently and profitably. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and our ability to do so will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.
Market fluctuations and changes in interest rates could reduce the value of our investment portfolio and our asset base which would limit our ability to underwrite more business.
      Our results of operations depend in part on the performance of our invested assets. As of December 31, 2005, 95.7% of our investment portfolio was invested in fixed income securities and 4.3% was invested in equity securities. As of December 31, 2005, approximately 62.3% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, approximately 35.1% was invested in fixed income securities rated “Aaa”/“Aa” by Moody’s Investor Service, which we refer to as Moody’s, and approximately 2.6% was invested in fixed income securities rated “A” by Moody’s. Certain risks are inherent in connection with fixed income securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. For example, the fair value of our fixed income securities can fluctuate depending on changes in interest rates. Accordingly, changes in interest rates may result in fluctuations in the income from, and the valuation of, our fixed income investments. Large investments losses would significantly decrease our asset base, thereby affecting our ability to underwrite new business. For the year ended December 31, 2005, 6.6%, or $12.4 million, of our total revenue was derived from our invested assets. This represented 15.7% of our income before income tax for the same period.
We may not be able to successfully alleviate risk through reinsurance arrangements which could cause us to reduce our premiums written in certain lines or could result in losses and we are subject to credit risk with respect to our reinsurers.
      In order to reduce risk and to increase our underwriting capacity, we have previously purchased third party reinsurance. Although we expect to decrease our use of third party reinsurance in the future, we may need to purchase additional third party reinsurance in the future. The availability and the cost of reinsurance protection is subject to market conditions, which are outside of our control. As a result, we may not be able to successfully alleviate risk through these arrangements. For example, if reinsurance capacity for homeowners risks were reduced as a result of terrorist attacks or other causes, we may seek to reduce the amount of homeowners business we write. In addition, we are subject to credit risk with respect to our reinsurance because the transfer to reinsurers of insurance risks we underwrite does not relieve us of our liability to our policyholders. A significant reinsurer’s insolvency, inability or unwillingness to make payments under the terms of a reinsurance treaty could cause us to incur losses and negatively affect our profits.
      For the years ended December 31, 2005, 2004 and 2003 approximately 5.2%, 8.1% and 11.6% respectively, of our direct written premiums were transferred to third party reinsurers.
      As of December 31, 2005, our largest reinsurance recoverables were due from Scor Re, OdysseyRe, and American Reinsurance. We do not believe we are substantially dependent on any of our third party reinsurers. We have not experienced in the past the failure of a third party reinsurer to pay any material claims that have been presented to the third party reinsurer.
      Our agreements with our third party reinsurers do not permit the reinsurer to cancel the reinsurance coverage mid-term in the event of any ratings downgrade of Proformance. Generally, our reinsurance agreements are one-year agreements and are renegotiated annually. We believe there are over 20 licensed reinsurers that meet our requirements. However, in the event we were unable to reach an agreement with a current reinsurer of our business or a reinsurer terminates our reinsurance agreement, we may encounter difficulties obtaining or negotiating reinsurance coverage because we operate exclusively in New Jersey, a coastal state, and Proformance is rated “B” by A.M. Best. If we were unable to maintain or obtain reinsurance coverage adequate for our business, we would not be able to reduce our exposure to insurance risks which could cause us to incur substantial losses and could cause us to write less new business.

Because we continue to reduce our use of third party reinsurance, we will retain more risk, which could result in more losses.
      We currently use third party reinsurance primarily to increase our underwriting capacity and to reduce our exposure to losses. See “Business — Reinsurance.” Since we continue to reduce our use of third party reinsurance in addition to using Mayfair, our reinsurance subsidiary, we will retain more gross premiums written over time, but will also retain more of the related losses. Reducing our third-party reinsurance will increase our risk and exposure to losses, which could have a material adverse effect on our financial condition and results of operations.

We rely on our information technology and telecommunication systems, and the failure of these systems could limit our ability to operate efficiently and cause us to lose business.
      Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunication systems. We rely on these systems to support our direct and indirect marketing operations and our agents’ basic underwriting and claim-processing efforts, as well as to process new and renewal business, provide customer service, make claims payments, and facilitate collections and cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business. We are currently in the process of converting to a new claims system and premium processing system. We anticipate that the conversion to the new systems will cost approximately $1,755,963, of which we have capitalized and recorded as a fixed asset of $810,858. We have also expensed $519,105. There is no assurance that we will successfully complete this process or that we will not experience additional cost, implementation delay, operation disruption or system failure in connection with this transition. In addition, because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such service exceeds capacity or such third party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could compromise our ability to write and process new and renewal business, provide customer service or pay claims in a timely manner. This could cause us to lose business.
Risks Related to Our Industry

As a result of cyclical changes, which may include periods of price competition, excess capacity, high premium rates and shortages of underwriting capacity in the personal auto insurance industry, our results may materially fluctuate, affecting our ability to effectively market and price our products.
      The personal auto insurance industry is historically cyclical in nature. The industry has been characterized by periods of price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. During periods of price competition and excess capacity, such as in 1997 and 1998, our profitability is negatively impacted as we are forced to issue insurance policies with lower premiums and on terms less favorable to us. The personal auto insurance industry also experiences periods of higher premium rates during which we may experience growth and increased profitability. During periods of higher premium rates or at other times the New Jersey legislature may take action which negatively impacts our profitability. In 1998, the New Jersey legislature adopted the AICRA in order to curtail the rising costs of automobile insurance to New Jersey insureds. The adoption of AICRA negatively impacted our profitability. Approximately four years ago, the New Jersey market experienced increasing bodily injury loss costs which caused us to incur additional losses, thereby reducing our profitability. The duration of the cycles experienced in the New Jersey personal automobile insurance industry is subject to many variables, but historically have ranged from two to seven years. We believe the New Jersey personal automobile market is currently in a period of growth and new competitors, such as Mercury General, Progressive and GEICO, have entered the market. This market is exhibiting price competition which may hinder our ability to operate profitably as we are forced to write policies at lower premiums and on terms less favorable to us.

      We expect that our business will continue to experience the effects of this cyclicality, including periods of price competition, which, over the course of time, could result in material fluctuations in our premium volume, revenues and expenses and make it difficult to effectively market and price our products.
We are subject to comprehensive regulation in the State of New Jersey, particularly by the New Jersey Department of Banking and Insurance, and we must obtain prior approval to take certain actions which may limit our ability to take advantage of profitable opportunities.

General Regulation
      We are subject to regulation by the New Jersey Department of Banking and Insurance, and we must obtain prior approval for certain corporate actions. We must comply with laws and regulations involving:

•	transactions between an insurance company and any of its affiliates;

•	the payment of dividends;

•	the acquisition of an insurance company or of any company controlling an insurance company;

•	approval or filing of premium rates and policy forms;

•	solvency standards;

•	minimum amounts of capital and policyholders’ surplus which must be maintained;

•	limitations on types and amounts of investments;

•	restrictions on the size of risks which may be insured by a single company;

•	limitation of the right to cancel or non-renew policies in some lines;

•	regulation of the right to withdraw from markets or terminate involvement with agencies;

•	requirements to participate in residual markets;

•	licensing of insurers and agents;

•	deposits of securities for the benefit of policyholders;

•	reporting with respect to our financial condition, including the adequacy of our reserves and provisions for unearned premiums;

•	unfair trade and claims practices; and

•	the type of accounting we must use at Proformance in order to comply with statutory reporting requirements.
      In addition, insurance department examiners from New Jersey perform periodic financial and market conduct examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.
      We are subject to assessments by the New Jersey Property-Liability Insurance Guaranty Association, which assessments would reduce the capital available to us to operate our business. New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property-Liability Insurance Guaranty Association, which we refer to as NJPLIGA. NJPLIGA must pay any claim up to $300,000 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within 90 days after the declaration of insolvency. Members of NJPLIGA are assessed the amount NJPLIGA deems necessary to pay its obligations and its expenses in connection with handling covered claims. We are able to recoup these assessments from our in-force policyholders. Subject to certain exceptions, assessments are made in the proportion that each member’s net direct written premiums for the prior calendar year for all property and casualty lines bear to the corresponding net direct written premiums for NJPLIGA members for the same period. By statute, no insurer in New Jersey may be assessed in any year an amount greater than 2% of that insurer’s net direct written premiums for the calendar year prior to the assessment. In 2005, Proformance was assessed approximately $4.9 million as its portion of the losses due to insolvencies of certain insurers. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. As a result of the timing difference between when we are assessed by NJPILGA and the related funds are able to be collected from the policyholders by us, the difference between the related receivable and payable balance could adversely impact our cash flow.
      Our failure to meet risk based capital standards could subject us to examination or corrective action by state regulators. Proformance is subject to risk-based capital standards and other minimum capital and surplus requirements imposed under the laws of the State of New Jersey. These risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require Proformance to report its results of risk-based capital calculations to the New Jersey Department of Banking and Insurance and the NAIC.
      Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject Proformance to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business or engaging in financing activities, state supervision or even liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do. As of December 31, 2005, Proformance maintained a risk-based capital level in excess of the amount that would require any corrective actions on our part.
      The following table summarizes the risk-based capital of Proformance as of December 31, 2005, 2004 and 2003.
Proformance Insurance Company
Risk-Based Capital(1)

	As of December 31, 2003

	As of	As of
	December 31,	December 31,		As
	2005	2004	As Filed	Adjusted(2)

	($ in thousands)
Total Adjusted Capital	$104,727	$61,931	$58,245	$57,071
Company Action Level = 200% of Authorized Control Level	$58,985	$67,065	$33,785	$35,540
Regulatory Action Level = 150% of Authorized Control Level	$44,239	$50,298	$25,339	$26,655
Authorized Control Level = 100% of Authorized Control Level	$29,493	$33,532	$16,893	$17,770
Mandatory Control Level = 70% of Authorized Control Level	$20,645	$23,473	$11,825	$12,439

(1)	For a description of the regulatory action that may be taken at each level, see “Business — Supervision and Regulation — Risk Based Capital Requirements.”
      If we fail to satisfy a sufficient number of IRIS Ratios, we would be subject to regulatory action which could negatively affect our ability to operate our business efficiently and profitably. The NAIC has developed a set of financial relationships or “tests” known as the Insurance Regulatory Information System, or IRIS that were designed to assist state insurance regulators in the early identification of companies which may require special attention or action. Insurance companies submit data annually to the NAIC which analyzes the data against defined “usual ranges.” Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. As of December 31, 2005, Proformance fell outside of the usual ranges of three ratios. However, we have not been subject to regulatory action based on our falling outside the ranges with respect to those ratios. Proformance fell outside the usual range of the following three ratios:

•	Two-Year Reserve Development to Policyholder Surplus — In addition to measuring the accuracy with which reserves were established in the second prior year, the ratio of two-year reserve development to surplus as it relates to policyholders provides an indirect indication of management’s opinion of the adequacy of surplus.

•	Gross Change in Policyholders Surplus — The change in surplus as regards policyholders is, in a sense, the ultimate measure of the improvement or deterioration in the company’s financial condition during the year.

•	Net Change in Adjusted Policyholder Surplus — This ratio measures the improvement or deterioration in the insurer’s financial condition during the year and concentrates on the effect of operational results.
      We believe the rapid increase in premium and surplus as a result of the replacement carrier transactions we have entered into was the primary reason we fell outside the usual ranges for the two year reserve development to policyholders surplus test. This is further supported by the fact that the NAIC, in the “Statistical Phase” portion of its information guide, acknowledges that rapid increases in premium and surplus may result in an insurer falling outside the usual ranges of the ratios. There can be no assurance that Proformance will fall within the usual ranges of those three ratios or satisfy the other ratios in the future. In the event that Proformance fails to satisfy a sufficient number of these ratios, it could become subject to regulatory scrutiny which could have a negative effect on our operations.

New Jersey Personal Auto Insurance Regulation
      We are subject to extensive regulation in the New Jersey personal auto insurance industry which is subject to change, and we can give you no assurance that any changes in the regulations would not significantly limit our ability to operate our business profitably. We are subject to extensive regulation of the private passenger automobile insurance industry in New Jersey. Such regulation is primarily for the benefit and protection of insurance policyholders rather than shareholders, and could change at any time. Thus, government regulation, which is subject to change, could significantly limit our profitability and may conflict with the interests of our shareholders.
      Recently, the New Jersey Department of Banking and Insurance proposed certain amendments to its personal auto insurance regulations. Under the proposed regulations, New Jersey insurance companies, such as Proformance, would be permitted to raise rates for certain drivers above limitations that are currently in place and lower rates for certain other drivers. In addition, the proposed regulations would permit insurance companies to use their own data to develop rating maps. The proposal would permit up to 50 rating territories across New Jersey compared to the 27 territories now recognized in New Jersey. There can be no assurance that the proposed regulations will be adopted, nor can we be certain how these regulations, if adopted, would impact our operations.
      Recently, a number of governmental entities have launched investigations and filed lawsuits involving certain practices in the insurance and broker industry relating to compensation and other arrangements between brokers and insurers and their dealings with clients and insureds. In addition, the Commissioner of the New Jersey Department of Banking and Insurance (whom we refer to as the Commissioner) has announced a probe into the New Jersey insurance industry and broker practices. The New Jersey Department of Banking and Insurance has established a task force which will work with the New Jersey Attorney General’s Office to look into recent allegations of bid-rigging and other sales-related insurance activities. Although we believe that these ongoing governmental investigations will not directly impact us, these investigations could lead to regulatory or legislative changes that could affect the manner in which we conduct our business or our profitability. Such investigations or a change in the regulatory environment could also impact the stock prices of companies in the insurance industry such as NAHC.
      The NAIC adopted model legislation in December 2004, implementing new disclosure requirements with respect to compensation of insurance producers. The model legislation requires that insurance producers obtain the consent of the insured and disclose to the insured, where such producers receive any compensation from the insured, the amount of compensation from the insurer. In those cases where the contingent commission is not known, producers would be required to provide a reasonable estimate of the amount and method for calculating such compensation. Producers who represent companies and do not receive compensation from the insured would have a duty to disclose that relationship in certain circumstances. The NAIC directed its task force on broker activities to give further consideration to the development of additional requirements for the model legislation, such as recognition of a fiduciary responsibility of producers, disclosure of all quotes received by a broker, and disclosures relating to agent-owned reinsurance arrangements. There can be no assurance that the model legislation or any other legislation or regulation will be adopted in New Jersey, nor can we be certain how such legislation or regulation, if adopted, would impact our operations or financial condition.
      We cannot be certain of the impact that the New Jersey Automobile Insurance Competition & Choice Act or any future legislative initiatives will have on our business and operations. The New Jersey legislature adopted the Fair Automobile Insurance Reform Act of 1990 which created a difficult insurance market environment and led to many insurers exiting or reducing their auto insurance market share in New Jersey. To curtail the rising costs of automobile insurance to consumers in New Jersey, the New Jersey legislature adopted AICRA which negatively affected the profitability of automobile insurers in New Jersey. On June 9, 2003, the Governor of New Jersey signed into law the New Jersey Automobile Insurance Competition & Choice Act, which we refer to as the AICC Act. The AICC Act was enacted to bring new competition to the New Jersey auto insurance markets and to provide consumers with choices for auto insurance. Regulatory changes adopted under this new legislation include, but are not limited to, establishing a seven-year (replacing a three-year) look-back period for an excess profits determination; phasing out the auto insurance “take all comers” requirement (which required insurers to cover virtually all applicants); increasing the annual “expedited” rate filing statewide average rate change maximum from 3% to 7%; requiring insurers to provide three premium scenarios illustrating the effect of different coverage choices to new applicants; establishing the Special Automobile Insurance Policy for low income individuals; and establishing an Insurance Fraud Detection Reward Program to assist in the prosecution of insurance frauds and permit enhanced cancellation of policies due to frauds. We cannot be certain how these legislative changes or future legislative changes will affect our operations, nor can we be sure whether any additional legislation would reverse the effect of the AICC Act. The impact of these legislative changes and additional legislative changes, if any, could reduce our profitability and limit our ability to grow our business.
      We are subject to the New Jersey “excess profits” requirements which require us to refund or credit “excess profits” to our policyholders. Each insurer in New Jersey is required to file an annual report which includes a calculation of statutory profits on private passenger automobile business. If the insurer has excess statutory profits as determined by a prescribed formula, the insurer is required to submit a plan for the approval of the Commissioner to refund or credit the excess profits to policyholders. Prior to the AICC Act, the calculation of statutory profits was based on the three-year period immediately prior to the report, and the amount of actuarial gain an insurer could report without being considered to have excess profits was limited to 2.5% of its earned premium, with actuarial gain defined as underwriting income minus 3.5% of earned premium. The AICC Act extended the time period for the calculation of statutory profits from three years to seven years to take into account market fluctuations over a longer period of time. The AICC Act also changed the basis for determining actuarial gain from earned premium to policyholder surplus. The term actuarial gain now means underwriting income minus an allowance for profit and contingencies (which shall not exceed 12% of policyholder surplus). The Commissioner is authorized to adjust this percentage no less frequently than biennially. The calculation of statutory profits for 2005 will not be completed until the second quarter of 2006. Therefore, the determination as to whether we have exceeded the excess profit threshold for 2005 will not be known until that time. However, based upon our year end 2005 results, management believes that the excess profit threshold has not been exceeded. As of December 31, 2004, we did not exceed the excess profit threshold in respect to any prior look-back period.
      We are subject to New Jersey’s “Take All Comers” requirements whereby we are not permitted to refuse to issue policies in those rating territories to certain applicants which could negatively impact our underwriting results. Since 1992, with very few exceptions, auto insurers were not permitted to refuse coverage to an eligible applicant. Under this “take all comers” requirement, insurers could not refuse to issue a policy to an applicant who was deemed to be eligible if that applicant had not been convicted of serious motor vehicle infractions such as driving while intoxicated or vehicular homicide in the past three years. The AICC Act phases out the “take all comers” requirement over five years, to become inoperative on January 1, 2009. Also, the AICC Act provides for an exemption from the “take all comers” requirement for insurers that increase their private passenger auto insurance non-fleet exposures by certain amounts. The exemption criteria are applied every six months to determine if the insurer remains exempt. Insurers that increased their private passenger auto insurance non-fleet exposures by 4% in a rating territory during the one-year period ending on January 1, 2005 are exempt from the “take all comers” requirement in that rating territory for the subsequent six-month period, at which time the 4% standard is applied to determine if the insurer remains exempt. Insurers that increase their private passenger auto insurance non-fleet exposures by the following amounts in a rating territory will also be exempt from the “take all comers” requirement in that rating territory, subject to review every six months, 3% in the one-year period ending January 1, 2006, 2% in the one-year period ending January 1, 2007, and 1% in the one-year period ending January 1, 2008.
      We are subject to New Jersey’s “urban enterprise zone” requirements. Unless we write enough business in designated “urban enterprise zones,” we may be assigned business in those zones by the State of New Jersey which could negatively impact our underwriting results. New Jersey law requires auto insurers to have the same proportionate share of business in designated “urban enterprise zones” across the state as is equal to their proportionate share of the auto insurance market in the state as a whole. If an insurer does not achieve its minimum requirements, it may be assigned business by the state to fill such requirements, which tends to be unprofitable business. As of December 31, 2005, Proformance satisfies its requirements in each urban enterprise zone primarily as a result of voluntary writings and the influx of policies from our replacement carrier transactions. There can be no assurance that Proformance will continue to satisfy its requirements in the future, in which case it may be assigned business by the state, which could have a negative effect on our underwriting results.
      Because we are unable to predict with certainty changes in the political, economic or regulatory environments in New Jersey in the future, there can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future or that new restrictive laws or regulations will not be enacted and, therefore, it is not possible to predict the potential effects of these laws and regulations on us. See “Business — General Regulation.”
The continued threat of terrorism and ongoing military and other actions may result in decreases in our net income, revenue and assets under management and may adversely affect our investment portfolio.
      The continued threat of terrorism, both within the United States and abroad, and the ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of Proformance, as well as a decrease in Proformance’s surplus and net income and our consolidated shareholders’ equity, net income and/or revenue. The Terrorism Risk Insurance Act of 2002, which was extended and amended by the Terrorism Risk Insurance Extension Act of 2005, requires that some coverage for terrorist acts be offered by primary property and casualty insurers such as Proformance and provides federal assistance for recovery of claims through 2007.
      In addition, some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures. The assets in our equity portfolio that we believe may be adversely affected based on threats of terrorism and increased security measures are comprised principally of equity securities of companies in the energy, insurance and transportation sectors. As of December 31, 2005, our equity portfolio had a current market value of $12.8 million. The equity portfolio constituted approximately

4.3% of our total investment portfolio at that date. Our equity portfolio at December 31, 2005 did not include any insurance, energy or transportation stocks.
      We cannot predict at this time whether and the extent to which industry sectors in which we maintain investments may suffer losses as a result of potential decreased commercial and economic activity, or how any such decrease might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.
      We cannot assure you that the threats of future terrorist-like events in the United States and abroad or military actions by the United States will not have a material adverse effect on our business, financial condition or results of operations.
Changes in insurance industry practices and regulatory, judicial and consumer conditions and class action litigation are continually emerging in the automobile insurance industry, and these new issues could adversely impact our revenues or our methods of doing business.
      As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to pricing, claims, coverages, financing and business practices may emerge. The resolution and implication of these issues can have an adverse effect on our business by changing the way we price our products, by extending coverage beyond our underwriting intent, or by increasing the size of claims. For example, one emerging issue in New Jersey relates to the judicial interpretation of New Jersey’s no-fault and uninsured motorist statutes. Since we have underwritten and priced our products based on current judicial interpretations of New Jersey’s no-fault and uninsured motorist statute, any changes in the judicial interpretations may be inconsistent with our underwriting and pricing assumptions which could cause us to incur more losses than we anticipated on those products. For example, on June 14, 2005, the New Jersey Supreme Court in Diprospero v. Penn. interpreted the State’s No-Fault Law, to allow non-economic “pain and suffering” lawsuits for automobile accident injuries that are permanent but do not have a serious lifestyle impact. Absent a need to demonstrate both serious lifestyle impact and permanent injuries, we expect an increase in the number of lawsuits for minor injuries.
      Recent court decisions and legislative activity may increase our exposure for litigation claims. In some cases, substantial non-economic, treble or punitive damages may be sought. The loss of even one claim, if it results in a significant punitive damages award, could significantly worsen our financial condition or results of operations. This risk of potential liability may make reasonable settlements of claims more difficult to obtain.
Risks Related to Our Common Stock
We have principal shareholders who have the ability to exert significant influence over our operations, including controlling the election of directors.
      As of December 31, 2005, James V. Gorman beneficially owned approximately 15% of the total outstanding common stock of NAHC on a fully diluted basis. Mr. Gorman is also Chairman of the Board of Directors and Chief Executive Officer of NAHC and Proformance. Until such time as Mr. Gorman sells or disposes all or most of the common stock he holds, he would have the ability to exert significant influence over our policies and affairs, including election of our directors and significant corporation transactions. Mr. Gorman’s interests may differ from the interests of our other shareholders.
As a holding company, NAHC is dependent on the results of operations of its operating subsidiaries, particularly Proformance, and the ability of Proformance to pay a dividend to us is limited by the insurance laws and regulations of New Jersey.
      NAHC is a company and a legal entity separate and distinct from its subsidiaries, including Proformance. As a holding company without significant operations of its own, the principal sources of NAHC’s funds are dividends and other distributions from its subsidiaries. Our rights, and consequently your rights as shareholders, to participate in any distribution of assets of Proformance are subject to prior claims of policyholders, creditors and preferred shareholders, if any, of Proformance. Consequently, our ability to pay debts, expenses and cash dividends to our shareholders may be limited.
      The payment of dividends and other distributions to NAHC by Proformance is regulated by New Jersey insurance law and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior insurance regulatory approval. See “Business — General Regulation — Insurance Regulation Concerning Dividends.” Under New Jersey law, an insurer may pay dividends that are not considered extraordinary only from its unassigned surplus, also known as its earned surplus. As of December 31, 2005, Proformance is not permitted to pay any dividends without the approval of the Commissioner as it has negative unassigned surplus as a result of the historical underwriting losses generated by Proformance. Pursuant to statutory accounting principles, net income or loss from operations flows through the line item entitled “unassigned surplus funds” on Proformance’s statutory surplus statement. Proformance has negative unassigned surplus funds due to historical underwriting losses generated by Proformance, which have created a negative balance in this account.
      We believe that the current level of cash flow from operations provides us with sufficient liquidity to meet our operating needs over the next 12 months. We expect to be able to continue to meet our operating needs after the next 12 months from internally generated funds. Since our ability to meet our obligations in the long term (beyond such 12-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, we can give you no assurance that the available net cash flow will be sufficient to meet our operating needs.
There are anti-takeover provisions contained in our organizational documents and in laws of the State of New Jersey that could delay or impede the removal of our directors and management and could make a merger, tender offer or proxy contest involving us more difficult, or could discourage a third party from attempting to acquire control of us, even if such a transaction were beneficial to the interest of our shareholders.
      Our organizational documents and the New Jersey Business Corporation Act contain certain provisions that could delay or impede the removal of directors and management and could make a merger, tender offer or proxy contest involving us more difficult, or could discourage a third party from attempting to acquire control of us, even if such a transaction were beneficial to the interest of our shareholders. Our organizational documents have authorized 10,000,000 shares of preferred stock, which we could issue without further shareholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as our Board of Directors may determine. The issuance of preferred stock may have the effect of delaying or preventing a change of control. For example, if in the due exercise of its fiduciary obligations, our Board of Directors were to determine that a takeover proposal is not in our best interests, our Board of Directors could cause shares of preferred stock to be issued without shareholder approval in one or more private offerings or other transactions that might dilute the voting or other rights of the proposed acquirer or insurgent shareholder or shareholder group. Such preferred stock could also have the right to vote separately as a class with respect to a merger, takeover or other significant corporate transactions. We have no current plans to issue any preferred stock. In addition, our organizational documents provide for a classified Board of Directors with staggered terms, provide that directors may be removed only for “cause”, prohibit shareholders from taking action by written consent, prohibit shareholders from calling a special meeting of shareholders and require advance notice of nominations for election to the Board of Directors or for proposing business that can be acted upon by shareholders. These provisions could delay or impede the removal of directors and management and could make a merger, tender offer or proxy contest involving us more difficult.
      We are also subject to Section 14A:10A-4 of the New Jersey Shareholders Protection Act, which we refer to as the Protection Act, which prohibits certain New Jersey corporations from engaging in business combinations (including mergers, consolidations, significant asset dispositions and certain stock issuances) with any “interested shareholder” (defined to include, among others, any person that becomes a beneficial owner of 10% or more of the affected corporation’s voting power) for five years after such person becomes an interested shareholder, unless the business combination is approved by the Board of Directors of the corporation prior to the date the shareholder became an interested shareholder. In addition, Sec-

tion 14A:10A-5 of the Protection Act prohibits any business combination at any time with an interested shareholder other than a transaction (i) that is approved by the Board of Directors of the corporation prior to the date the interested shareholder became an interested shareholder, or (ii) that is approved by the affirmative vote of the holders of two-thirds of the voting stock not beneficially owned by the interested shareholder, or (iii) in which the corporation’s common shareholders receive payment for their shares that meets certain “fair price” standards prescribed in the statute. These provisions could have the effect of delaying, deferring or preventing a change in control of us and prevent our shareholders from receiving the benefit of any premium over the market price of our common stock offered by a bidder in a potential takeover. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
      New Jersey insurance laws prohibit any person from acquiring control of us, and thus indirect control of Proformance, without the prior approval of the Commissioner. Control is presumed to exist when any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10% or more of our outstanding voting stock. Even persons who do not acquire beneficial ownership of more than 10% of the outstanding shares of our voting stock may be deemed to have acquired such control if the Commissioner determines that such control exists in fact. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which could delay, deter or prevent an acquisition that shareholders might consider in their best interests.
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
      Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our additional needs for capital will depend on our actual claims experience, especially with respect to any catastrophic or other unusual events.
      It is our objective to maintain sufficient capital so that Proformance will have a ratio of direct written premiums to statutory surplus of no more than 3 to 1. As of December 31, 2005, the ratio was 1.89 to 1.0. We believe that the current level of cash flow from operations, as well as the net proceeds from our initial public offering, provides us with sufficient capital to achieve this ratio and to satisfy our operating needs over the next 12 months. We expect to be able to continue to meet these capital needs after the next 12 months from internally generated funds. Since our ability to meet our obligations in the long term (beyond such 12-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, we can give you no assurance that the available net cash flow will be sufficient to meet these needs. We may need to raise additional capital through equity or debt financing. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of our common stock. If we cannot obtain adequate capital on favorable terms or at all, we could be forced to curtail our growth or reduce our assets.
Future sales of shares of our common stock by our existing shareholders, officers or employees in the public market, or the possibility or perception of such future sales, could adversely affect the market price of our stock.
      As of December 31, 2005, James V. Gorman owned approximately 15% of the total outstanding common stock of NAHC on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. For instance, in June 2005, we filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, which we refer to as the Securities Act, to register shares of our common stock issued or reserved for issuance under our 2004 Stock and Incentive Plan. Subject to the exercise of issued and outstanding options, shares registered under the registration statement on Form S-8 will be available for sale into the public markets unless such shares are subject to vesting or legal restrictions. In June 2005, we also filed a registration statement on Form S-8 under the

Securities Act to register shares of our Class B Nonvoting Stock issued or reserved for issuance under our Nonstatutory Stock Option Plan. All of the shares reserved for issuance under the Nonstatory Stock Option Plan are fully vested and are available for sale into the public market.
      On July 10, 2004, we entered into an agreement with OCIC, and Ohio Casualty of New Jersey, which we refer to as OCNJ, pursuant to which we agreed, among other things, that following our initial public offering, we will use commercially reasonable efforts to facilitate a secondary public offering by OCIC of the shares of NAHC common stock owned by OCIC which were not sold as part of our initial public offering. In addition, subject to certain exceptions, we have granted OCIC the right, on three occasions to demand that we file a registration statement with respect to the resale by OCIC of any shares of NAHC common stock owned by OCIC which were not sold in our initial public offering.
      Sales of substantial amounts of our common stock in the public market by our existing shareholders, including by OCIC in the secondary offering, if consummated, or pursuant to OCIC’s exercise of its demand registration rights or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.
Because we do not intend to pay dividends, you will not receive funds without selling shares and you will only see a return on your investment if the value of the shares appreciates.
      We have never declared or paid any cash dividends on our capital stock and do not intend to pay cash dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. In addition, our ability to pay dividends is dependent upon, among other things, the availability of dividends from our subsidiaries, including Proformance. The ability of Proformance to pay dividends to us is restricted by New Jersey insurance law. See “Business — General Regulation.” As of December 31, 2005, Proformance is not permitted to pay any dividends without the approval of the Commissioner. Accordingly, since we do not anticipate paying dividends, you will only see a return on your investment if the value of the shares appreciates. We cannot assure that you will receive a return on your investment when you sell your shares or that you will not lose all or part of your investment.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      We are headquartered at 4 Paragon Way, Freehold, New Jersey. NAHC leases approximately 45,000 square feet of office space for a term ending June 1, 2009. NAHC’s subsidiaries share the cost of this space under the cost sharing agreement that they entered into with NAHC. On September 11, 2004, we leased an additional 16,000 square feet of space at 3 Paragon Way, Freehold, New Jersey for a term ending September 11, 2008.

Item 3.	Legal Proceedings
      Proformance is party to a number of lawsuits arising in the ordinary course of its insurance business. We believe that the ultimate resolution of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our consolidated financial statements. Other than these lawsuits, we are not involved in any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of National Atlantic’s shareholders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common shares are listed on the Nasdaq National Market under the symbol “NAHC.” The Company commenced its initial public offering of its common stock on April 20, 2005. Prior to that time, there was no established trading market for the Company’s common stock. The following table shows the high and low per share sale prices of our common shares, as reported on the NAHC for the periods indicated:

	Price Range of
	Common Shares

Year	High	Low

2005:
Second Quarter	$12.15	$9.75
Third Quarter	13.40	10.79
Fourth Quarter	$12.00	$9.92
      On March 27, 2006, the last reported sale price for our common shares on the Nasdaq National Market was $9.87 per share.
      At March 2, 2006, there were approximately 200 holders of record and approximately 900 beneficial holders of our common shares.
      The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. The payment of dividends in the future, if any, will be at the discretion of the Board of Directors. Our ability to pay dividends is dependent upon, among other things, the availability of dividends from our subsidiaries, including our insurance subsidiaries, Proformance and Mayfair. The ability of Proformance to pay dividends to us is restricted by New Jersey insurance law. As of December 31, 2005, Proformance is not permitted to pay any dividends without the approval of the Commissioner as it has negative unassigned surplus as a result of the impact of its replacement carrier transactions. In addition, the payment of dividends and other distributions by Mayfair is regulated by Bermuda insurance law and regulations. There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from Proformance are subject to restrictions relating to statutory surplus and earnings. See “Business — Supervision and Regulation.”
      The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2005:

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued	Weighted Average	Issuance Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrant and Rights	Warrant and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	397,750	$2.31	1,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	397,750	$2.31	1,000,000

     Use of Proceeds
      Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-117804), that was declared effective by the SEC on April 20, 2005, pursuant to which we sold 5,985,000 shares of our common stock and OCIC (the “Selling Shareholder”) sold 665,000 shares of our common stock. The sale of these shares closed on April 26, 2005.
      The aggregate offering price of the shares of common stock issued and sold by us and the Selling Shareholder was $79,800,000. We paid an aggregate of $5,586,000 in underwriting discounts and commissions, resulting in proceeds to us of $66,792,600 and proceeds to the Selling Shareholder of $7,421,400. In addition, we incurred an aggregate of approximately $3,900,986 in other expenses related to our initial public offering. As a result, we received net proceeds from our initial public offering, after underwriting discounts and commissions and other expenses, of approximately $62,891,614.
      The initial public offering was managed by Citigroup Global Markets Inc., as the book-running manager, and Cochran, Caronia Securities LLC, Dowling & Partners Securities, LLC, Fox-Pitt, Kelton Inc. and Sandler O’Neill & Partners, L.P. as co-managers.
      The net proceeds of the offering were used to provide additional capital to our operating subsidiaries and for general corporate purposes. There has been no material change in the planned use of proceeds from the initial public offering as described in our final prospectus filed with the SEC.

Item 6.	Selected Financial Data
      The following table sets forth selected consolidated financial information for the periods ended and as of the dates indicated. We derived the data as of December 31, 2005, 2004, 2003, 2002 and 2001, and for each of the five years in the period ended December 31, 2005, from our consolidated financial statements that have been audited by Deloitte & Touche LLP, an independent registered public accounting firm.
      We have prepared the selected historical consolidated financial data, other than the statutory data, in conformity with GAAP. We have derived the statutory data from the annual statements of our insurance subsidiary, Proformance, filed with the New Jersey Department of Banking and Insurance prepared in accordance with statutory accounting practices, which vary in certain respects from GAAP. You should read this selected consolidated financial data together with our consolidated financial statements and the related notes and the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2005	2004	2003	2002	2001

	($ in thousands, except per share data)
Income Statement Data:
Direct written premiums(1)	$198,049	$207,320	$163,179	$114,624	$49,757
Net written premiums(1)	189,634	193,192	147,045	110,626	25,499
Net earned premiums(1)	172,782	179,667	143,156	75,654	25,432
Replacement carrier revenue from related party(2)	—	13,880	13,298	21,683	—
Replacement carrier revenue from unrelated party	—	4,089	661	—	—
Investment income	12,403	7,061	4,258	1,593	1,085
Net realized investment gains (losses)	411	1,931	1,373	(55)	346
Other income	1,745	2,044	929	564	212

Total income	187,341	208,672	163,675	99,439	27,075
Losses and loss adjustment expenses(3)	132,794	134,987	108,123	69,491	28,338
Underwriting, acquisition and insurance related expenses	42,264	46,771	26,055	18,048	8,740

Other operating and general expenses	3,989	580	484	444	467

Total expenses	179,047	182,338	134,662	87,983	37,545
Income (loss) before income taxes	8,294	26,334	29,013	11,456	(10,470)
Income tax expense (benefit)	1,858	8,886	9,945	2,822	(3,606)

Net income (loss)(6)	$6,436	$17,448	$19,068	$8,634	$(6,864)

Basic Earnings per Share	$.70	$3.53	$4.29	$1.96	$(1.93)

Diluted Earnings per Share	$.68	$3.11	$3.77	$1.74	$(1.93)

	As of and for the Year Ended December 31,

	2005	2004	2003	2002	2001

	($ in thousands)
Balance Sheet Data:
Total cash & investments	$339,856	$252,993	$179,696	$92,352	$22,853
Total assets	462,736	347,172	266,748	161,184	78,260
Losses and loss adjustment expenses reserves	219,361	184,283	134,201	85,472	56,733
Debt(4)	—	—	—	—	5,683

Total liabilities	$324,527	$279,333	$216,961	$143,050	$82,276
Total shareholders’ equity(5)(6)	$138,209	$67,839	$49,787	$18,134	$(4,015)
Statutory Data:
Policyholders’ surplus (at period end)(8)	$104,727	$58,754	$46,325	$17,549	$2,974
Loss ratio(3)	79.8%	75.3%	82.2%	93.1%	111.4%
Expense ratio(3)	22.3	21.8	20.4	21.5	28.6

Combined ratio(3)	102.1%	97.1%	102.6%	114.6%	140.0%

(1)	The primary driver for a significant portion of our growth from 2002 through 2003 was an agreement entered into on December 18, 2001 with OCIC, and OCNJ, to become a replacement carrier pursuant to which OCNJ would transfer to Proformance the obligation to offer renewals for all of OCNJ’s New Jersey private passenger automobile business effective March 18, 2002. Primarily as a result of this transaction our direct written premiums, net written premiums and net earned premiums increased from $49.8 million, $25.5 million and $25.4 million, respectively, for the year ended December 31, 2001, to $163.2 million, $147.0 million and $143.2 million, respectively, for the year ended December 31, 2003. In addition total assets, losses and loss adjustment expense reserves, as well as total shareholders’ equity, increased from $78.3 million, $56.7 million and $(4.0) million, respectively as of December 31, 2001 to $266.7 million, $134.2 million and $49.8 million, respectively as of December 31, 2003.

(2)	We recorded replacement carrier revenue related to the OCIC agreement referred to above in the amount of $21.7 million and $12.7 million for the years ended December 31, 2002 and 2003, respectively which contributed to increasing total shareholders’ equity from $(4.0) million as of December 31, 2002 to $49.8 million for the year ended December 31, 2003.

(3)	The loss ratio, when calculated on a statutory basis, is the ratio of losses and loss adjustment expenses to net earned premiums. The expense ratio, when calculated on a statutory accounting basis, is the ratio of underwriting expenses to net written premiums. The expense ratio, when calculated on a GAAP basis, differs from the statutory method specifically as it related to policy acquisition expenses. Policy acquisition expenses are expensed as incurred under the statutory accounting method. However, for GAAP, policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned. The combined ratio is the sum of the loss ratio and the expense ratio. Management considers the statutory methods for calculating the loss, expense and combined ratios to compare our performance to benchmarks used by rating agencies and regulatory bodies that monitor the insurance industry.

(4)	In 1997, we entered into two separate loan agreements. In March of 2002, one of the loans was paid in full and in December of 2002 the remaining loan was paid in full.

(5)	On October 21, 2003 and December 8, 2003, respectively, we entered into two additional replacement carrier agreements with Sentry Insurance and Met P&C, whereby we agreed to become the replacement carrier for the personal lines business of each entity in New Jersey. We received $0.9 million and have received an additional $2.6 million in 2004 and $0 in 2005 from Sentry Insurance, $2.8 million of which has been recorded as deferred revenue as of December 31, 2003 and $0.7 million recorded as replacement carrier revenue for the year ended December 31, 2003. We received $20.1 million ($9.5 million recorded as deferred revenue as of December 31, 2003, $0.6 million recorded as replacement carrier revenue from a related party for the year ended December 31, 2003, and $10.0 million in the form of a capital contribution) from Met P&C in 2004 and $0 in 2005. In connection with these transactions we recorded $0 million of replacement carrier transaction revenue for the year ended December 31, 2005 as we continued the process of fulfilling our obligations under the terms of each of these respective contracts.

(6)	In connection with the financial reporting as of and for the year ended December 31, 2001, certain adjustments were made to reduce net income and shareholders’ equity as of January 1, 2001 by $1.0 million.

(7)	On April 21, 2005, an initial public offering of 6,650,000 shares of the Company’s common stock (after the 43-for-1 stock split) was completed. The company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters’ discount) of $62,198,255. The Company contributed $43,000,000 to Proformance, which increased its statutory surplus.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of the financial condition, changes in financial condition and results of operations of NAHC should be read in conjunction with the audited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.
      Safe Harbor Statement Regarding Forward-Looking Statements
      This Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements. For example, we have included certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives and trends in market conditions, market standing, product volumes, investment results and pricing conditions. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Form 10-K should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those in forward-looking statements including, but not limited to, those discussed in this Form 10-K, including in “Risk Factors” above. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.
Overview
      We provide property and casualty insurance and insurance-related services to individuals, families and businesses in the State of New Jersey. We have been able to capitalize upon what we consider an attractive opportunity in the New Jersey insurance market through:

•	our extensive knowledge of the New Jersey insurance market and regulatory environment;

•	our business model which is designed to align our Partner Agents’ interests with management by requiring many of them to retain an ownership stake in us;

•	our packaged product that includes private passenger automobile, homeowners, personal excess (“umbrella”) and specialty property liability coverage; and

•	our insurance related services businesses.
      2005 was a transitional year for National Atlantic. The $62 million in net proceeds raised through our IPO in April 2005 strengthened our Company’s financial position, which we believe put us in a position to become a much more aggressive competitor in the New Jersey marketplace. We perceive that the New Jersey auto insurance market migrated from an essentially non-competitive to a highly competitive environment during 2005. In addition, personal lines automobile business has historically made up the largest percentage of our overall business, however we began a transition in 2005 from writing predominantly mono-line automobile business to writing increasing amounts of package personal lines policies that include homeowners, umbrella, boat and specialty coverages in addition to the automobile coverage. Our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers.
      As of December 31, 2004, our insurance subsidiary, Proformance Insurance Company (“Proformance”), was the ninth largest and the fastest growing provider of private passenger auto insurance in New Jersey, based on direct written premiums of companies writing more than $5 million of premiums annually over the past three years, according to A.M. Best. From 2001 through 2005, we experienced a 41.2% compound annual growth rate, as our direct written premiums for all lines of business we write, including homeowners and commercial lines, increased from $49.8 million in 2001 to $198.0 million in 2005. As of December 31, 2005, our shareholders’ equity was $138.2 million, up from shareholders’ equity of $(4.0) million as of December 31, 2001, reflecting a 142.4% compound annual growth rate. For the year ended December 31, 2005 the increase in shareholders equity is primarily due to the capital received in connection with the completion of the Company’s initial public offering on April 21, 2005 in the amount of $62.2 million.

      Direct written premiums for the year ended December 31, 2005 decreased by $9.3 million, or 4.5%, to $198.0 million from $207.3 million in the comparable 2004 period.
      For the year ended December 31, 2005 the decrease in direct written premiums is due to the following: We began the process of converting our personal lines business from six-month policies to twelve month policies on January 1, 2005. The conversions were substantially completed as of December 31, 2005. As part of this process we converted substantially all of the personal lines policies that came up on their annual renewal during the period. This conversion generated an additional $60.6 million of direct written premium for the year ended December 31, 2005. In addition, new business generated by our Partner Agents was $22.8 million, offset by attrition of existing business of $16.0 million as well as a reduction of $76.7 million of replacement carrier business as we continued the re-underwriting process and the attrition of closed agents business, in a continuing effort to achieve the desired retention, based on profitable business, of the business associated with those transactions. As of December 31, 2005, the re-underwriting process for the OCIC, Met P&C and Sentry Insurance replacement carrier transactions was substantially completed. In addition, the re-underwriting process for the Hartford and Hanover replacement carrier transactions will commence upon expiration of the original renewal policies that are issued in connection with those transactions.
      We manage and report our business as a single segment based upon several factors. Although our insurance subsidiary, Proformance Insurance Company writes private passenger automobile, homeowners and commercial lines insurance, we consider those operating segments as one operating segment due to the fact that the nature of the products are similar, the nature of the production processes are similar, the type of class of customer for the products are similar, the methods used to distribute the products are similar and the nature of the regulatory environment is similar. In addition, these lines of business have historically demonstrated similar economic characteristics and as such are aggregated and reported as a single segment. Also, in addition to Proformance, all other operating segments wholly owned by the Company are aggregated and reported as a single segmentdue to the fact that the nature of the products are similar, the nature of the production processes are similar, the type of class of customer for the products are similar, the methods used to distribute the products are similar and the nature of the regulatory environment is similar.
      As a densely populated state, a coastal state, and a state where automobile insurance has historically been prominent in local politics, New Jersey has historically presented a challenging underwriting environment for automobile and homeowners insurance coverage.
      As a result of New Jersey’s “take all comers” requirement, we are obligated to underwrite a broad spectrum of personal automobile insurance risks. To address this potential problem, since 1998 Proformance has utilized a tiered rating system to price its policies, which includes five (5) rating tiers based upon the driving records of the policyholders. The purpose of the rating tiers is to modify the premiums to be charged for each insured vehicle on the personal automobile policy so that the premiums charged accurately reflect the underwriting exposures presented to Proformance. As of December 31, 2005, the rating tier modifiers and the distribution of risks within the tiers were as follows:

	Premium	Percent of
	Modifications	Total
Tier Designation	Factor	Vehicles

Tier A	0.88	20.9%
Tier One	1.00	68.3%
Tier Two	1.70	9.4%
Tier Three	2.25	.6%
Tier Four	2.60	.8%
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
      During the prior four years, much of our premium growth and capitalization growth have resulted from our replacement carrier transactions. For the year ended December 31, 2005, we derived no revenue from replacement carrier transactions, compared to $18.0 million and $14.0 million for the year ended December 31, 2004 and for the year ended December 31, 2003, respectively. This constituted 0% of our total revenue for the year ended December 31, 2005 and 8.6% and 8.5%, respectively, of our total revenue in the prior years. For the years ended December 31, 2005, 2004 and 2003, the Company paid $0.2 million, $0 and $0, respectively, in connection with fees paid in consideration of the acquisition of policy renewal rights. Our strategy includes entering into additional replacement carrier transactions as opportunities arise. However, due to improvements in the New Jersey insurance market during 2005, it is not likely that we will enter into replacement carrier transactions which have as significant an impact on the Company’s operations or are comparable in size to those entered into prior to 2005.
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
      On February 21, 2006 the Company announced that Proformance had entered into a replacement carrier transaction with Hanover Insurance Group (“Hanover”) whereby Hanover will transfer its renewal obliga-

tions for New Jersey auto, homeowners, dwelling fire, personal excess liability and inland marine policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance will offer renewal policies to approximately 16,000 qualified policyholders of Hanover. The Company and Proformance received approval of this transaction from the NJDOBI on February 16, 2006.
      Upon the closing, Proformance was required to pay to Hanover a one-time fee of $450,000. In addition, we will make two annual payments equal to 5% of the written premium on renewed business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries, payable to Hanover within 30 days of such anniversary dates.
      Hanover is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any Replacement carrier revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.
      On September 27, 2005 the Company announced that Proformance had entered into a replacement carrier transaction with The Hartford whereby certain subsidiaries of The Hartford (Hartford Fire Insurance Company, Hartford Casualty Insurance Company, and Twin City Fire Insurance) will transfer their renewal obligations for New Jersey homeowners, dwelling fire, and personal excess liabilities policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance will offer a renewal policies to approximately 8,500 qualified policyholders of The Hartford. NAHC and Proformance received preliminary approval of this transaction when they received a draft of the final consent order from the NJDOBI on September 27, 2005. We received final approval of this transaction from the NJDOBI on November 22, 2005.
      Upon the closing, Proformance was required to pay to The Hartford a one-time fee of $150,000. In addition, a one-time payment equal to 5% of the written premium of the retained business will be paid to The Hartford within 45 days of the end of the twelve-month non-renewal period.
      The Hartford is not liable for any fees and or other amounts to be paid to Proformance and, as such, Proformance will not recognize any Replacement carrier revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.
      With respect to our replacement carrier transaction for the 2004 year with OCIC and OCNJ, on February 22, 2005 Proformance notified OCNJ that OCNJ owed Proformance $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ had until May 15, 2005 to make payment to us. Subsequent to the notification provided to OCIC and OCNJ, we had several discussions with OCIC relating to certain components to the underlying calculation which supports the amount owed to Proformance for the 2004 year. As part of these discussions, OCIC had requested additional supporting documentation and raised issues with respect to approximately $2,000,000 of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of NJAIRE assessments, or a total of $3,412,000, allocated to OCNJ. We recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 as outlined above) as replacement carrier revenue from related party in our consolidated statement of income for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because it was management’s best estimate of the amount for which we believed collectability was reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management’s estimates and judgment and thus more susceptible to challenge by OCIC. We also note our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed Proformance approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and our experience from 2003, management’s best estimate of the amount for 2004 for which we believed collectability from OCIC was reasonably assured was $4,350,000. On June 27, 2005, we received $3,654,000 from OCIC in settlement of the amounts due to

Proformance, which differs from the $4,350,000 we had recorded as a receivable due from OCIC as outlined above. The difference of $696,000 between the receivable we had recorded ($4,350,000) due from OCIC and the actual settlement payment received from OCIC ($3,654,000) came as a result of a dispute between the Company and OCIC regarding $292,000 of NJAIRE assessments and approximately $404,000 of commission expenses included in the underlying calculation which supported the amounts due to Proformance for the 2004 year, the final year of our three year agreement with OCIC. The $696,000 has been recorded as a bad debt expense in the Company’s condensed consolidated statement of operations for the year ended December 31, 2005.
      With respect to our replacement carrier transaction with Sentry Insurance, in the event that the premium-to-surplus ratio for the Sentry Insurance business written by Proformance exceeded 2.5 to 1 during a specified period, Sentry Insurance was obligated to pay to Proformance such additional sums of money as necessary, up to an aggregate limit of $1,250,000, to reduce the premium-to-surplus ratio for the Sentry Insurance business written by Proformance to not less than 2.5 to 1. On February 22, 2005 Proformance notified Sentry Insurance that Sentry Insurance owed Proformance $1,250,000 for the 2004 year in connection with the requirement. On May 16, 2005, we received $1,250,000 from Sentry Insurance in settlement of the amounts owed to us.
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
      On March 15, 2005, the Board of Directors of the Company discussed extending the exercise period of stock options to purchase 73,100 shares of the Company’s common stock granted under its Nonstatutory Stock Option Plan (the “Plan”) on June 15, 1995 to three individuals, two of whom are currently executive officers and one of whom is currently a director of the Company. These stock options were scheduled to expire on June 14, 2005, ten years after the date of issuance. The Board of Directors discussed extending the expiration date of these stock options from June 14, 2005 until December 31, 2005, with the effective date of the extension being June 14, 2005. This proposal to extend the exercise period for such stock options was approved by the Board of Directors at its meeting held on June 13, 2005, subject to shareholder approval. The extension of these options was approved by the Company’s shareholders at the Company’s Annual Meeting of Shareholders which was held on September 19, 2005.
      F.P. “Skip” Campion, the Company’s former Vice Chairman and the former President of Proformance, passed away on January 25, 2005. Under the terms of the Plan and the applicable stock option agreements, if an optionee dies without having fully exercised any outstanding stock options, the right to exercise such stock options expires ninety days following the optionee’s death. Accordingly, the expiration date of Mr. Campion’s stock options (none of which had previously been exercised) was accelerated to April 25, 2005. Since the estate of Mr. Campion did not exercise these stock options on or prior to April 25, 2005, the stock options were forfeited. On June 13, 2005, the Board of Directors of the Company approved, subject to shareholder approval, a grant of new nonqualified stock options to the estate of Mr. Campion, to preserve the value of Mr. Campion’s stock options that expired on April 25, 2005. The new stock options are subject to the same terms and conditions as the forfeited stock options, including the exercise price and number of shares subject to each option, except that the new stock options would expire on December 31, 2005.
      Approval of the extension of the options granted during 1995 and the grant of new stock options to the estate of Mr. Campion was received at the Company’s Annual Meeting of Shareholders on September 19,

2005. The fair market value of the Company’s stock on September 19, 2005 was $11.47; therefore, the Company recognized $749,802 as compensation expense related to the extension of options in its consolidated statement of income for the year ended December 31, 2005. The Company also recognized $1,937,198 as compensation expense related to the grant of new options in its consolidated statement of income for the year ended December 31, 2005.
      On January 1, 2005, Proformance entered into an Auto Physical Damage Quota Share Contract with Odyssey America Reinsurance Corporation. Under the terms of this contract, Proformance ceded $1,953,393 of written premiums and $2,047,576 of beginning unearned premium reserves to Odyssey Re with respect to business written between January 1, 2005 and September 15, 2005. Ceded losses and loss adjustment expenses were $374,143 and ceded reserves including incurred but not reported (“IBNR”) reserves was $222,182.
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
      The revenue we earned from replacement carrier transactions relates to the funds that we received to assume the renewal obligations of those books of business. Revenues from replacement carrier transactions are recognized pro-rata over the period that we complete our obligations under the terms of the agreement, typically ranging from six months to a year, determined by the renewal option period of the policyholders. Certain replacement carrier contracts require additional consideration to be paid to us based on an evaluation of the ratio of premiums written to surplus. The calculation is performed and related revenue is recognized as earned annually, pursuant to the terms of the contract. Certain other transactions, such as the Hanover and Hartford transactions described above, require us to pay additional consideration in the future. We did not record any replacement carrier revenue for the year ended December 31, 2005. Our strategy includes entering into additional replacement carrier transactions as opportunities arise. However, due to improvements in the New Jersey insurance market during 2005, it is not likely that we will enter into replacement carrier transactions which have as significant an impact on the Company’s operations, or are comparable in size to those entered into prior to 2005.
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

Expenses
      Our expenses consist primarily of three types: losses and loss adjustment expenses, including estimates for losses and loss adjustment expenses incurred during the period and changes in estimates from prior periods, less the portion of those insurance losses and loss adjustment expenses that we cede to our reinsurers; and acquisition expenses, which consist of commissions we pay our agents. In addition, underwriting, acquisition and insurance related expenses include premium taxes and company expenses related to the production and underwriting of insurance policies, less ceding commissions that we receive under the terms of our reinsurance contracts, and other operating and general expenses which include general and administrative expenses.

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
      Underwriting, acquisition and insurance related expenses include policy acquisition expenses which consist of commissions and other underwriting expenses, which are costs that vary with and are directly related to the underwriting of new and renewal policies and are deferred and amortized over the period in which the related premiums are earned. Also included in underwriting, acquisition and related insurance expenses, NJAIRE assessments, professional fees and other expenses relating to insurance operations.
      Other operating and general expenses consist primarily of professional fees, stock based compensation expense and other general expenses which are not directly associated with insurance operations and relate primarily to costs incurred by our holding company.
Critical Accounting Policies
      The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. We have identified below two accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of these policies. In addition, please see “Overview” above for a discussion of the amount we estimated and recorded as replacement carrier revenue from related party in our condensed consolidated statement of income for the year ended December 31, 2005 with respect to the OCIC replacement carrier transaction.

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
      For the year ended December 31, 2005, we increased reserves for prior years by $10.1 million. This increase was due to (i) increases in average severity for Personal Injury Protection (No-fault) losses of $9.4 million (ii) higher Commercial Auto Liability projected loss ratios for 2002-2004 due to the fact that actual loss development was higher than expected for those years, resulting in an increase of $1.8 million and (iii) Homeowners losses of $0.6 million and Other Liability losses of $1.6 million. This development was partially offset by continued favorable trends in loss development for Property Damage losses ($1.6 million), Auto Physical Damage losses ($1.2 million), and Bodily Injury losses of ($0.5 million), as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend. For the year ended December 31, 2004, we reduced reserves for prior years by $0.7 million because our actual loss experience observed during the period, especially during the fourth quarter of 2004, was slightly lower than expected due to a reduction in the frequency of claims reported during the fourth quarter of 2004. In addition, as more fully described in Note 4 Reinsurance Activity to our consolidated financial statements, the commutation referred to for 2004 had no impact on our consolidated unpaid loss and loss adjustment expense reserves as of December 31, 2004. In addition, we increased reserves by $0.1 million for the year ended December 31, 2003. The incurred losses related to prior years of $0.1 million in 2003 included a commutation of a reinsurance agreement of $0.2 million which was offset by favorable loss development on prior accident year reserves.
      We have made no changes in key assumptions to the estimates of reserves (i.e., liabilities for loss and loss adjustment expenses) since December 31, 2005. Changes in reserve estimates evolve over a period of time and we make reserve adjustments in the period that we consider relevant factors to be present which represent what we consider to be reliable trends on which to base such adjustments.

      The table below sets forth the types of reserves we maintain for our lines of business and indicates the amount of reserves as of December 31, 2005 for each line of business.
National Atlantic Holdings Corporation
Breakout of Reserves by Line of Business
As of December 31, 2005

					Total
	Direct	Assumed			Balance
	Case	Case	Direct	Assumed	Sheet
	Reserves	Reserves	IBNR	IBNR	Reserves

	($ in thousands)
Line of Business:
Fire	—	$23	—	—	$23
Allied	—	3	—	—	3
Homeowners	4,137	—	6,404	—	10,541
Personal Auto	71,104	6	101,672	—	172,782
Commercial Auto	10,171	1,308	17,167	1,338	29,984
Other Liability	2,132	—	3,896	—	6,028

Total Reserves	87,544	1,340	129,139	1,338	219,361

Less: Reinsurance Recoverables on Unpaid Losses					28,069

Total Net Reserves					$191,292

      In establishing our net reserves as of December 31, 2005, our actuaries determined that the range of reserve estimates at that date was between $175.6 million and $204.7 million. The amount of net reserves at December 31, 2005, which represents the best estimate of management and our actuaries within that range, was $191.3 million. There are two major factors that could result in ultimate losses below management’s best estimate:

•	The amount of reported losses and reported claim frequency for the accident year 2005 are at a lower rate than prior periods, especially for personal auto liability. If this development continues, reserves for accident year 2005 could be redundant.

•	We believe that the claims department has improved its claims handling practices during the past two years with regard to claims reserving and settlement. These improvements could result in lower loss development factors than those which currently underlie our actuarial estimates.
There are two major factors that could result in ultimate losses above management’s best estimate:

•	Loss trends (both frequency and severity) have been declining in recent years in the New Jersey personal auto insurance market. If loss trends become unfavorable, our reserves could be deficient. In addition, the Diprospero v. Penn. decision of the New Jersey Supreme Court, discussed above, which potentially increases a claimant’s right to sue for serious injury, could impact future claims frequency.

•	Claims for uninsured motorists generally have a longer development period than other liability losses. If the frequency of uninsured motorist claims increases beyond our current estimated levels, loss emergence could be greater than what we projected in our loss development analysis.

Investment Accounting Policy — Impairment
      In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and how to measure such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 supersedes Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“EITF 03-1”) and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value (“Topic D-44”) and nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and management has determined that the effect of adopting FSP 115-1 will not have a material impact on the Company’s consolidated financial statements. The Company has complied with the disclosure requirements of EITF-03-1, which were effective December 31, 2003 and remain in effect.
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
Insurance Ratios
      The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability. The combined ratio is the sum of the loss ratio and the expense ratio. The loss ratio is the ratio of losses and loss adjustment expenses to net earned premiums. The expense ratio, when calculated on a statutory accounting basis, is the ratio of underwriting expenses to net written premiums. The expense ratio, when calculated on a GAAP basis, differs from the statutory method specifically as it relates to policy acquisition expenses. Policy acquisition expenses are expensed as incurred under the statutory accounting method. However, for GAAP, policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned. The combined ratio reflects only underwriting results and does not include fee for service income or investment income. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions and other factors.
Results of Operations
      We experienced considerable growth in our business commencing in early 2002 and continuing throughout 2003. Specifically, on December 18, 2001 we entered into an agreement with OCIC and OCNJ to become a replacement carrier pursuant to which OCNJ transferred to Proformance the obligation to offer renewals for all of OCNJ’s New Jersey private passenger automobile business effective March 18, 2002. In connection with this transaction our direct written premiums, net written premiums and net earned premiums increased from $49.8 million, $25.5 million and $25.4 million, respectively, for the year ended December 31, 2001, to $163.2 million, $147.0 million and $143.2 million, respectively, for the year ended December 31, 2003, increases of 227.7%, 476.5% and 463.8%, respectively, during that period. In addition total assets, losses and loss adjustment expense reserves and total shareholders’ equity increased from $78.3 million, $56.7 million and $(4.0) million as of December 31, 2001 to $266.7 million, $134.2 million and $49.8 million, respectively, as of December 31, 2003, increases of 240.6% to total assets, and 136.7% to losses and loss adjustment expense reserves during that period. Also as part of this transaction we recorded replacement carrier revenue in the amount of $4.4 million, $12.7 million and $21.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      In addition, on October 21, 2003 and December 8, 2003, respectively, we entered into two additional replacement carrier agreements with Sentry Insurance and Met P&C whereby we agreed to become the replacement carrier for the personal lines business of each entity in New Jersey. We received $0.9 million and received an additional $2.6 million in 2004 from Sentry, $2.8 million of which we recorded as deferred revenue as of December 31, 2003 and $0.7 million recorded as replacement carrier revenue for the year ended December 31, 2003. We received $20.1 million ($9.5 million recorded as deferred revenue as of December 31, 2003, $0.6 million recorded as replacement carrier revenue from a related party for the year ended December 31, 2003, and $10.0 million in the form of a capital contribution) from Met P&C. For the year ended December 31, 2004, we recorded $13.6 million of replacement carrier revenue in connection with these transactions ($9.5 million from Met P&C and $4.1 million from Sentry Insurance) as we completed our obligations under the terms of each agreement to offer renewals to each Sentry Insurance and Met P&C policyholder transferred to Proformance. We do not expect to record replacement carrier revenue in the future unless we enter into additional replacement carrier transactions that generate replacement carrier revenue. These transactions contributed to our increase in shareholders’ equity from $18.1 million as of December 31, 2002 to $67.8 million as of December 31, 2004.
      Direct written premiums for the year ended December 31, 2005 decreased by $9.3, or 4.5%, to $198.0 million from $207.3 million in the comparable 2004 period.
      For the year ended December 31, 2005 the decrease in direct written premiums is due to the following: We began the process of converting our personal lines business from six-month policies to twelve month policies on January 1, 2005. The conversions were substantially completed as of December 31, 2005. As part of this process we converted substantially all of the personal lines policies that came up on their annual renewal during the period. This conversion generated an additional $60.6 million of direct written premium for the year ended December 31, 2005. In addition, new business generated by our Partner Agents was $22.8 million, offset by attrition of existing business of $16.0 million as well as a reduction of $76.7 million of replacement carrier business as we continued the re-underwriting process and the attrition of closed agents business, in a continuing effort to achieve the desired retention, based on profitable business, of the business associated with those transactions. As of December 31, 2005, the re-underwriting process for the OCIC, Met P&C and Sentry Insurance replacement carrier transactions was substantially completed. In addition, the re-underwriting process for the Hartford and Hanover replacement carrier transactions will commence upon expiration of the original renewal policies that are issued in connection with those transactions.
      At December 31, 2005 the Company experienced a significant increase in shareholder equity, as compared to the amount at December 31, 2004, primarily due to the capital received in connection with the completion of the Company’s initial public offering on April 21, 2005 in the amount of $62.2 million.

      The table below shows certain of our selected financial results for the twelve months ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

	2005	2004	2003

	($ in thousands)
Direct written premiums	198,049	207,320	163,179
Net written premiums	189,634	193,192	147,045
Net earned premiums	172,782	179,667	143,156
Replacement carrier revenue from related party	—	13,880	13,298
Replacement carrier revenue from unrelated party	—	4,089	661
Investment income	12,403	7,061	4,258
Net realized investment gains (losses)	411	1,931	1,373
Other income	1,745	2,044	929

Total revenue	187,341	208,672	163,675

	Year Ended December 31,

	2005	2004	2003

	($ in thousands)
Losses and loss adjustment expenses	132,794	134,987	108,123
Underwriting, acquisition and insurance related expenses	42,264	46,771	26,055
Other Operating and general expenses	3,989	580	484
Total expenses	179,047	182,338	134,662
Income before income taxes	8,294	26,334	29,013
Income tax expense	1,858	8,886	9,945
Net (loss) income	6,436	17,448	19,068

For the Twelve months ended December 31, 2005 Compared to the Twelve months ended December 31, 2004
      Direct Written Premiums. Direct written premiums for the twelve months ended December 31, 2005 decreased by $9.3 million, or 4.5%, to $198.0 million from $207.3 million in the comparable 2004 period. For the year ended December 31, 2005 the decrease in direct written premiums is due to the following: We began the process of converting our personal lines business from six-month policies to twelve month policies on January 1, 2005. As part of this process we converted substantially all of the personal lines policies that came up on their annual renewal during the period. This conversion generated an additional $60.6 million of direct written premium for the year ended December 31, 2005. In addition, new business generated by our Partner Agents was $22.8 million, offset by attrition of existing business of $16.0 million as well as a reduction of $76.7 million of replacement carrier business as we continued the re-underwriting process and the attrition of closed agents business, in a continuing effort to achieve the desired retention, based on profitable business, of the business associated with those transactions.
      Net Written Premiums. Net written premiums for the twelve months ended December 31, 2005 decreased by $3.6 million, or 1.9%, to $189.6 million from $193.2 million in the comparable 2004 period. The decrease in new written premiums for the twelve months ended December 31, 2005 was due to the decrease in direct written premiums for the same period.
      Net Earned Premiums. Net earned premiums for the twelve months ended December 31, 2005 decreased by $6.9 million, or 3.8%, to $172.8 million from $179.7 million in the comparable 2004 period.
      Replacement Carrier Revenue. Replacement carrier revenue for the twelve months ended December 31, 2005 decreased by $18.0 million to $0.0 million from $18.0 million in the comparable 2004 period. The decrease was due to the completion of the revenue recognition process associated with the Met P&C and

Sentry Insurance replacement carrier transactions that began in the fourth quarter of 2003 and were completed during 2004.
      Investment Income. Investment income for the twelve months ended December 31, 2005 increased by $5.3 million, or 74.7%, to $12.4 million from $7.1 million in the comparable 2004 period. The increase was due primarily to an increase in invested assets to $300.0 million at December 31, 2005 from $238.0 million at December 31, 2004. The increase in invested assets was primarily due to the capital raised in connection with our initial public offering completed on April 21, 2005. Our average book yield to maturity at December 31, 2005 and 2004 was 5.22% and 4.43%, respectively. The increase in yield was due to the purchase of securities with higher yields primarily as a result of purchasing shorter duration fixed income securities due to an inverted yield curve.
      Net Realized Investment Gain (Loss). Net realized investment gain (loss) for the twelve months ended December 31, 2005 and 2004 were $0.4 million and $1.9 million, respectively.
      Other Income. Other income for the twelve months ended December 31, 2005 and 2004 was $1.7 million and $2.0 million, respectively. The decrease was primarily due to a $0.1 million reduction in claims services revenue in connection with the contract with AT&T due to an increase in deferred revenue related to the contract as well as a decrease in finance and service charges in the amount of $0.1 million.
      Losses and Loss Adjustment Expenses. Loss and loss adjustment expenses for the twelve months ended December 31, 2005 decreased by $2.2 million, or 1.6%, to $132.8 million from $135.0 million in the comparable 2004 period. For the year ended December 31, 2005, we increased reserves for prior years by $10.1 million. This increase was due to (i) increases in average severity for Personal Injury Protection (No-fault) losses of $9.4 million (ii) higher Commercial Auto Liability projected loss ratios for 2002-2004 due to the fact that actual loss development was higher than expected for those years, resulting in an increase of $1.8 million and (iii) Homeowners losses of $0.6 million and Other Liability losses of $1.6 million. This development was partially offset by continued favorable trends in loss development for Property Damage losses ($1.6 million), Auto Physical Damage losses ($1.2 million), and Bodily Injury losses of ($0.5 million), as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the year ended December 31, 2005 was 76.9% as compared to 75.1% for the year ended December 31, 2004. The ratio of net losses, excluding loss adjustment expenses, to net earned premiums during the year ended December 31, 2005 was 65.6% compared to 59.5% for the comparable 2004 period.
      Underwriting, Acquisition and Insurance Related Expenses.. Underwriting,acquisition and insurance related expenses for the twelve months ended December 31, 2005 decreased by $4.5 million, or 9.6%, to $42.3 million from $46.8 million in the comparable 2004 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the twelve months ended December 31, 2005 was 22.4% as compared to 24.2% for the comparable 2004 period. The decrease in underwriting, acquisition and insurance related expenses is due to the decrease in net written premium and the related policy acquisition expenses incurred (principally the commission paid to agents) to produce and underwrite that premium, offset by the amount of deferred acquisition costs amortized.
      Other Operating and General Expenses. Other operating and general expenses for the twelve months ended December 31, 2005 increased by $3.4 million to $4.0 million from $0.6 million in the comparable 2004 period. The increase in other operating and general expenses of $4.0 million is primarily related to an increase in stock based compensation expense, which increased $2.6 million for the twelve months ended December 31, 2005 to $3.1 million from $0.5 million in the comparable 2004 period. The increase in stock based compensation expense for the year ended December 31, 2005 is primarily related to the extension of the options granted during 1995 and those granted to the estate of Frank Campion. Also included in other operating and general expenses is an increase of professional fees in the amount of $0.8 million from the comparable 2004 period.
      Income Tax Expense. Income tax expense for the twelve months ended December 31, 2005 and 2004 was $1.9 million and $8.9 million, respectively. The decrease of $7.0 million in income tax expense for the year ended December 31, 2005 from the same period in the prior year was due to the decrease in income before tax for the same period.
      Net Income. Net income after tax for the twelve months ended December 31, 2005 and 2004 was $6.4 million and $17.4 million, respectively. The decrease in net income after tax is a result of the factors discussed above.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Direct Written Premiums. Direct written premiums for the year ended December 31, 2004 increased by $44.1 million, or 27.0%, to $207.3 million from $163.2 million in the comparable 2003 period. The increase was primarily due to new business generated by our Partner Agents less attrition of existing business of $6.1 million, the Sentry Insurance replacement carrier transaction of $7.8 million and the Met P&C replacement carrier transaction of $24.3 million.
      Net Written Premiums. Net written premiums for the year ended December 31, 2004 increased by $46.2 million, or 31.4%, to $193.2 million from $147.0 million in the comparable 2003 period. The increase was due to the increase in direct written premiums for the same period and the fact that we retained a higher percentage of our direct written premiums in 2004 compared to 2003.
      Net Earned Premiums. Net earned premiums for the year ended December 31, 2004 increased by $36.8 million, or 25.7%, to $180.0 million from $143.2 million in the comparable 2003 period. This increase was due to the increase in net written premiums for the same period.
      Replacement Carrier Revenue. Replacement carrier revenue for the year ended December 31, 2004 was $18.0 million compared to $14.0 million in 2003. Replacement carrier revenue for the year ended December 31, 2004 was associated with the additional consideration in connection with the OCIC replacement carrier transaction of $4.4 million and replacement carrier revenue associated with the Met P&C and Sentry Insurance replacement carrier transactions of $9.5 million and $4.1 million, respectively.
      Investment Income. Investment income for the year ended December 31, 2004 increased by $2.8 million, or 65.1%, to $7.1 million from $4.3 million in 2003. The increase was due primarily to an increase in invested assets to $237.5 million from $170.6 million for the comparable 2003 period. The increase in invested assets was primarily due to the receipt of $10.1 million in connection with the commutation of our reinsurance agreement with Odyssey America Reinsurance Company in early 2004 and the increase in net written premiums during the period. Our average book yield to maturity for the years ended December 31, 2004 and 2003 was 4.0% and 3.9%, respectively. The increase in yield was due to the decrease in our cash instruments and our ability to purchase securities with higher yields.
      Net Realized Investment Gain (Loss). Net realized investment gain (loss) for the years ended December 31, 2004 and 2003 were $1.9 million and $1.4 million, respectively.
      Other Income. Other income for the years ended December 31, 2004 and 2003 was $2.0 million and $0.9 million, respectively. The increase in other income of $1.1 million is primarily related to an increase in claims services income of $0.5 million and an increase in finance and service charges of $0.3 million.
      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the year ended December 31, 2004 increased by $26.9 million, or 24.9%, to $135.0 million from $108.1 million in the comparable 2003 period. Losses and loss adjustment expenses for the year ended December 31, 2004 increased by $27.6 million for the 2004 accident year as a result of the growth in the Company’s net earned premiums. For the year ended December 31, 2004, we reduced reserves for prior years by $0.7 million due to the fact that the actual loss experience observed during the period, especially during the fourth quarter of 2004, was slightly lower than expected. Excluding the reserve decrease for prior years, the 2004 accident year loss ratio increased to 75.2% from 75.1% for accident year 2003. As a percentage of net earned premiums, losses and loss adjustment expenses incurred during 2004 was 75.1% compared to 75.5% for the comparable 2003 period. The ratio of net incurred losses, excluding loss adjustment expenses, to net earned premiums during 2004 was 59.2% compared to 65.1% for the comparable 2003 period.

      Underwriting, Acquisition and Insurance Related Expenses. Underwriting, acquisition and insurance related expenses for the year ended December 31, 2004 increased by $20.7 million, or 79.3%, to $46.8 million from $26.1 million in the comparable 2003 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the year ended December 31, 2004 was 24.2% compared to 17.8% for the comparable 2003 period. The increase in underwriting, acquisition and insurance related expenses is due to the increase in net written premiums and the related acquisition expenses incurred (principally the commission paid to agents) to produce and underwrite that premium, for the year ended December 31, 2004 compared to the comparable period in 2003. The increase in underwriting, acquisition and insurance related expenses is due primarily to the increase in commissions of $8.6 million, due to the increase in direct written premiums for the period, as well as expenses of approximately $0.8 million incurred to process the renewal offers in connection with the Met P&C and Sentry Insurance replacement carrier transactions. Also included in underwriting, acquisition and insurance related expenses are New Jersey Automobile Insurance Risk Exchange, or NJAIRE, expenses, which increased $3.2 million (of which $1.4 million reflected a “true-up” settlement with respect to 2003), an increase in the allowance for uncollectible premiums receivable of $1.5 million and increases in salaries of $1.1 million at certain subsidiaries.
      Other Operating and General Expenses. Other operating and general expenses for the years ended December 31, 2004 and 2003 were $0.6 million and $0.5 million, respectively. Other operating and general expenses remained constant as professional fees for the years ended December 31, 2004 and 2003 were $0.1 million and $0.1 million, respectively. Stock based compensation expense for the twelve months ended December 31, 2004, increased $0.1 million to $0.5 million from $0.4 million in the comparable 2003 period. The increase in stock based compensation expense for the year ended December 31, 2004 is due to the stock options granted during 2002 and 2003 being amortized over a full year.
      Income Tax Expense. Income tax expense for the years ended December 31, 2004 and 2003 were $8.9 million and $9.9 million, respectively. The decrease of $1.0 million in income tax expense for the year ended December 31, 2004 was due to the decrease in income before tax for the same period.
      Net Income. Net income after tax for the years ended December 31, 2004 and 2003 was $17.4 million and $19.1 million, respectively, as a result of the factors discussed above.
Liquidity and Capital Resources
      We are organized as a holding company with all of our operations being conducted by our insurance subsidiaries, which underwrite the risks associated with our insurance policies, and our non-insurance subsidiaries, which provide our policyholders and our insurance subsidiaries a variety of services related to the insurance policies we provide. We have continuing cash needs for taxes and administrative expenses. These ongoing obligations are funded with dividends from our non-insurance subsidiaries. Our taxes are paid by each subsidiary through an inter-company tax allocation agreement. In addition, a portion of the proceeds of our sale of common stock to our Partner Agents had historically been used to pay taxes. We do not expect to sell common stock to our Partner Agents in the future as any purchases subsequent to the initial public offering have been and will continue to be made in the open market.
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
      We have historically received much of our capital in connection with replacement carrier transactions. As discussed more fully in the “Overview” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we cannot be certain that replacement carrier transactions on acceptable terms will continue to be available to us. If we are unable to enter into replacement carrier transactions on acceptable terms in the future, we may be forced to seek other sources of capital (including the issuance in either a public offering or a private placement of common stock or other equity or debt securities), which sources could be unavailable to us, or if available, could be more costly to us.

      On April 21, 2005, an initial public offering of 6,650,000 shares of our common stock (after the 43-for-1 stock split) was completed. We sold 5,985,000 shares resulting in net proceeds (after deducting issuance costs and the underwriters discount) of $62,198,255. We contributed $43,000,000 to Proformance, which increased its statutory surplus. The additional capital will permit us to reduce our reinsurance purchases and to retain more of the direct written premiums produced by our Partner Agents. In addition, we intend to increase the capital of our other operating subsidiaries by approximately $10,000,000 to facilitate the execution of their business plans as opportunities arise. Currently, these funds are being held by NAHC. The remainder of the capital raised by us will be used for general corporate purposes, including but not limited to possible additional increases to the capitalization of our existing subsidiaries.
      For the years ended December 31, 2005, 2004 and 2003, our consolidated cash flow provided by operations was $28.1 million, $73.6 million and $75.3 million, respectively. The decrease in cash flow provided by operations for the year ended December 31, 2005 as compared to December 31, 2004 was due primarily to the conversion of six-month to twelve-month policies and the related increases on premiums receivable and the deferred acquisition cost asset. Accrued interest income also increased during the period as a result of the increase in fixed income securities. The decrease in cash flow provided by operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was due primarily to the reduction of reinsurance receivables in connection with the commutation of the Multiple Line Loss Ratio Excess of Loss Treaty between Proformance and Odyssey America Reinsurance Company and the receipt of funds from Sentry Insurance in connection with the replacement carrier transaction offset by an increase in premiums receivable and an increase in reinsurance recoverables.
      For the years ended December 31, 2005, 2004 and 2003, our consolidated cash flow used for investing activities was $66.5 million, $67.2 million and $97.0 million, respectively. Net cash used in investing activities for the year ended December 31, 2005 was consistent with the same period in the prior year as the capital received in connection with the Company’s initial public offering which was completed on April 21, 2005 was used to purchase additional investments. The primary use of cash for investing activities for the periods ended December 31, 2004 and 2003 relate to the purchase of investments in connection with the funds received as part of our replacement carrier transactions as well as the respective increases in premium writings for those periods.
      For the years ended December 31, 2005, 2004 and 2003, our consolidated cash flow from financing activities was $62.7 million, $0.0 million and $12.5 million, respectively. The increase in our consolidated cash flows from financing activities for the year ended December 31, 2005 is directly related to the capital received in connection with the Company’s initial public offering which was completed on April 21, 2005. The primary source of cash from financing activities for the periods ended December 31, 2004 and 2003 is related to the proceeds from the issuance of NAHC’s common stock. The amount for the year ended December 31, 2003 related to the purchase of our stock by Met P&C as well as a group of former OCIC agents that elected to become Partner Agents.
      The effective duration of our investment portfolio was 6.0 years as of December 31, 2005. By contrast, our liability duration was approximately 3.5 years as of December 31, 2005. We do not believe this difference in duration adversely affects our ability to meet our current obligations because we believe our cash flows from operations are sufficient to meet those obligations. Pursuant to our tax planning strategy, we invested the $40.6 million received from the OCIC replacement carrier transaction in long-term bonds in accordance with Treasury Ruling Regulation 1.362-2, which allows us to defer the payment of income taxes on the associated replacement carrier revenue until the underlying securities are either sold or mature. The effective duration of our investment portfolio, when excluding these securities, is reduced from 6.4 years to 3.5 years.
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

      There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from Proformance are subject to restrictions relating to statutory surplus and earnings. Proformance may not make an “extraordinary dividend” until 30 days after the Commissioner of the New Jersey Department of Banking and Insurance (which we refer to as the Commissioner) has received notice of the intended dividend and has not objected or has approved it in such time. An extraordinary dividend is defined as any dividend or distribution whose fair market value together with that of other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income (excluding realized capital gains) for the twelve-month period ending on the preceding December 31, in each case determined in accordance with statutory accounting practices. Under New Jersey law, an insurer may pay dividends that are not considered extraordinary only from its unassigned funds, also known as its earned surplus. The insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs following payment of any dividend or distribution to stockholders. As of December 31, 2005, Proformance is not permitted to pay any dividends without the approval of the Commissioner as it has negative unassigned surplus as a result of historical underwriting losses. Proformance has not paid any dividends in the past and we do not anticipate that Proformance will pay dividends in the foreseeable future because we wish to reduce our reinsurance purchases in order to retain more of the gross premiums written we generate. We also seek stronger financial strength ratings for Proformance, and both of these objectives require that the capital of Proformance be increased. In addition, the payment of dividends and other distributions by Mayfair is regulated by Bermuda insurance law and regulations.
      The table below sets forth the aggregate amount of dividends paid to us by our non-insurance subsidiaries during the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003

NAIA	$1,550,000	$1,650,000	$1,167,937
Riverview	$950,000	$1,000,000	$500,000
      Because our non-insurance subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, we expect to use those revenues to service all of our corporate financial obligations, such as shareholder dividends, if declared. The percentage of our total revenues generated by our non-insurance subsidiaries for the years ended December 31, 2005 and 2004 were 4.1% and 4.5%, respectively.
      The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligation under the lease terms other than the base rent are the reimbursements of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for 2005, 2004 and 2003 was $945,391, $919,058 and $743,200, respectively.
      The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the year ended December 31, 2005 was $212,400 as compared to $70,800 for the comparable period in 2004.
      Aggregate minimum rental commitments of the Company as of December 31, 2005 are as follows:

Year	Amount

2006	867,599
2007	867,599
2008	796,799
2009 and thereafter	545,999
Total	$3,077,996

      In connection with the lease agreement, the Company obtained a letter of credit in the amount of $300,000 as security for payment of the base rent.

      As of December 31, 2005, we did not have any material commitments for capital expenditures.
      Proformance’s historic trends of net paid losses compared to net premiums collected for calendar years 2005, 2004, 2003 reflect ratios of 60.8%, 43.3%, 43.3%, respectively. Each of the replacement carrier transactions with OCIC, Met P&C and Sentry Insurance created an unusual influx of premium, particularly in calendar years 2002 and 2003, causing a reduction in net paid loss ratios. In the 2000 and 2001 calendar years in which we did not have any replacement carrier transactions, our ratio of net paid losses to net written premiums averaged 65.3%. The ratio in 2001 was 73.4% due to the fact that the Company’s loss ratio deteriorated compared to the 2000 loss ratio, resulting in an increase in net paid losses for the same period. For the years ended December 31, 2005, 2004 and 2003 the same ratio averaged 49.1%. The reduction in this ratio was due to increase in the influx of net written premiums as a result of the replacement carrier transactions outlined above and time lag between when the net premium was written and the Actual Net Losses were paid in connection with that business. We expect this ratio to return to levels consistent with ratios achieved in 2000 and 2001 as the business written in connection with the replacement carrier transactions entered into in 2002 and 2003 is on our books for several underwriting cycles. We began to see this return in the latter portion of 2005 and we expect this to continue during 2006. Proformance’s asset/liability match has been established based on the average duration of its claims payments, which we estimate to be approximately 3.5 years as of December 31, 2005. Not including the invested replacement carrier revenue associated with the OCIC replacement carrier transaction, the existing investment portfolio has an effective duration of 3.5 years. The long term investments associated with the OCIC replacement carrier transaction ($40.6 million) represents replacement carrier revenue received to support the premium to surplus leverage in connection with the offers of renewal to those policyholders. The liquidation of securities to retire outstanding claim payments could affect liquidity and future income negatively.
      The asset/liability match of the revenue generated in the OCIC replacement carrier transaction was contemplated based on the premiums to surplus leverage it was intended to support. We do not anticipate that the payment of claims will be affected by these longer-term investments based on sufficient cash flow provided from the collection of premiums and therefore we do not intend to sell any securities in such surplus funds prior to maturity. Future liquidity and operating income could be impacted if the fixed income securities are sold prior to maturity exposing them to market rate risk.

Investments
      As of December 31, 2005 and December 31, 2004, Proformance maintained a high quality investment portfolio.
      As of December 31, 2005 and December 31, 2004, we did not hold any securities that were not publicly traded, because our investment policy prohibits us from purchasing those securities. In addition, at those dates, we did not have any non-investment grade fixed income securities.
      As of December 31, 2005, fixed maturity securities having an unrealized loss of $1,773,955 a fair value of $184,473,102 and an amortized cost of $186,247,057 were in a continuous unrealized loss position for less than twelve months. As of December 31, 2004, fixed maturity securities having an unrealized loss of $328,335, a fair value of $76,477,342 and an amortized cost of $76,805,677 were in a continuous unrealized loss position for less than twelve months.
      As of December 31, 2005, equity and preferred securities having an unrealized loss of $255,490 a fair value of $2,902,740 and an amortized cost of $3,158,230 were in a continuous unrealized loss position for less than twelve months. As of December 31, 2004, equity and preferred securities having an unrealized loss of $81,418, a fair value of $732,780 and an amortized cost of $814,198 were in a continuous unrealized loss position for less than twelve months.
      As of December 31, 2005, gross unrealized losses totaled $3,387,535. This amount was calculated using the following data: $1,756,164 of unrealized losses related to securities of the U.S. Government, government agencies and authorities, $456,673 related to state, local and government agencies, $834,448 related to industrial and miscellaneous, $14,430 related to mortgage backed securities and $325,820 related to equity securities.
      As more fully described above under “— Critical Accounting Policies — Investment Accounting Policy — Impairment”, in accordance with the guidance of paragraph 16 of SFAS 115, should an other-than-temporary impairment be determined, we recognize such loss on the income statement and we write down the value of the security and treat the adjusted value as the new cost basis of the security.
      Our gross unrealized losses represented 1.12% of cost or amortized cost of the investment portfolio as of December 31, 2005. Fixed maturities represented 95.7% of the investment portfolio and 90.4% of the unrealized losses as of December 31, 2005.
      There is one equity and one preferred security having an unrealized loss of $70,330, a fair value of $816,865 and an amortized cost of $887,195 as of December 31, 2005, which has been in a continuous unrealized loss position for greater than 12 months. There were ninety six fixed maturity securities having an unrealized loss of $1,287,760, a fair value of $50,811,392 and an amortized cost of $52,099,152 as of December 31, 2005, which have been in a continuous unrealized loss position for greater than 12 months.
      Our fixed income securities in an unrealized loss position have an average “AA1” credit rating by Moody’s, with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of our ongoing security monitoring process by our investment manager and investment committee, it was concluded that no securities in the portfolio were considered to be other than temporarily impaired as of December 31, 2005. We believe, with the investment committee’s confirmation, that securities that are temporarily impaired that continue to pay principal and interest in accordance with their contractual terms, will continue to do so.
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
      As of December 31, 2005 and as of December 31, 2004, our fixed income portfolio was 62.3% and 57.3%, respectively, concentrated in U.S. government securities and securities of government agencies and authorities that carry an “Aaa” rating from Moody’s, respectively.
      There were no securities that were considered other-than-temporarily impaired as of December 31, 2005. The Company had one security with a fair value of $1,230,740 and actual cost of $1,491,255 which was considered other-than-temporarily impaired as of December 31,2004. The Company recorded a realized loss related to the security in the amount of $260,515 as of December 31, 2004. The following summarizes our unrealized losses by designated category as of December 31, 2005.
Securities in an Unrealized Loss Position for Less than 6 Months

				% of
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Losses	Loss

Investment Grade Fixed Income	$164,918,871	163,415,704	$(1,503,167)	(0.91)%
Equities	$2,000,000	$1,901,000	$(99,000)	(4.95)%
Securities in an Unrealized Loss Position for 6 to 12 Months

				% of
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Losses	Loss

Investment Grade Fixed Income	$21,328,186	$21,057,398	$(270,788)	(1.27)%
Equities	$1,158,230	$1,001,740	$(156,490)	(13.51)%
Securities in an Unrealized Loss Position for greater than 12 Months

				% of
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Losses	Loss

Investment Grade Fixed Income	$52,099,152	$50,811,392	$(1,287,760)	(2.47)%
Equities	$887,195	$816,865	$(70,330)	(7.93)%
Securities with a Decline in Market Value Below Carrying Values Less than 20%

				% of
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Losses	Loss

Investment Grade Fixed Income	$238,346,209	$235,284,494	$(3,061,715)	(1.28)%
Equities	$3,600,380	$3,415,605	$(184,775)	(5.13)%
Securities with a Decline in Market Value below Carrying Values of 20%-50%

% of
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Losses	Loss

Investment Grade Fixed Income	—	—	—	—
Equities	445,045	304,000	$(141,045)	(31.69)%

Securities with a Decline in Market Value Below Carrying Values Greater than 50%

% of
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Losses	Loss

Investment Grade Fixed Income	—	—	—	—
Equities	—	—	—	—

Contractual Obligations
      The following table summarizes our long-term contractual obligations and credit-related commitments as of December 31, 2005.
Contractual Obligations and Credit-Related Commitments

	Less Than	1 - 3	3 - 5	More Than
	1 Year	Years	Years	5 Years	Total

Loss and Loss Adjustment Expenses(1)	$73,266,692	$106,390,257	$36,194,623	$3,509,782	$219,361,354
Operating Lease Obligations(2)	$867,599	$1,664,398	$545,999	$—	$3,077,995

(1)	As of December 31, 2005 we had property and casualty reserves of $219.4 million. The amounts and timing of these obligations are not set contractually. Nonetheless, based on cumulative property and casualty claims paid over the last ten years, we anticipate that approximately 33.4% will be paid within a year, an additional 48.5% between one and three years, 16.5% between three and five years and 1.6% in more than five years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this payment estimate because of the potential impact from changes in:

•	the legal environment whereby court decisions and changes in backlogs in the court system could influence claim payout patterns.

•	our mix of business because property and first-party claims settle more quickly than bodily injury claims.

•	claims staffing levels — claims may be settled at a different rate based on the future staffing levels of the claim department.

•	reinsurance programs — changes in Proformance’s retention will influence the payout of the liabilities. As Proformance’s net retention increases, the liabilities will take longer to settle than in past years.

•	loss cost trends — increases/decreases in inflationary factors (legal and economic) will influence ultimate claim payouts and their timing.

(2)	Represents our minimum rental commitments as of December 31, 2005 pursuant to our seven-year lease agreement for the use of our office space and equipment at 4 Paragon Way, Freehold, NJ 07728 and our four-year lease agreement for the use of our office space and equipment at 3 Paragon Way, Freehold, NJ 07728.

Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.

Adoption of New Accounting Pronouncements
      In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments”

(“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and how to measure such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 supersedes Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“EITF 03-1”) and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value (“Topic D-44”) and nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and management has determined that the effect of adopting FSP 115-1 will not have a material impact on the Company’s consolidated financial statements. The Company has complied with the disclosure requirements of EITF-03-1, which were effective December 31, 2003 and remain in effect.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the Commission issued Staff Accounting Bulletin (“SAB”) 107 which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the Commission amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that begins after June 15, 2005. We are required to adopt the provisions of SFAS 123R effective January 1, 2006 at which time the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company has determined that adopting SFAS 123R will not have a material effect on the Company’s consolidated financial statements.
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
      In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts other than those specifically described in FASB 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The guidance in SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the method of adoption and whether that adoption will have a material impact on the Company’s consolidated financial statements.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk
General
      Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to market risk through our investment activities and our financing activities. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial transactions for trading or speculative purposes.
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
      All of our investing is done by our insurance subsidiary, Proformance. We invest according to guidelines devised by an internal investment committee, comprised of management of Proformance and an outside director of NAHC, focusing on investments that we believe will produce an acceptable rate of return given the risks assumed. Our investment portfolio is managed by the investment officer at Proformance with oversight from our Chief Accounting Officer and the assistance of outside investment advisors. Our objectives are to seek the highest total investment return consistent with prudent risk level by investing in a portfolio comprised of high quality investments including common stock, preferred stock, bonds and money market funds in accordance with the asset classifications set forth in Proformance’s Investment Policy Statement Guidelines and Objectives.
      The tables below show the interest rate sensitivity of our fixed income and preferred stock financial instruments measured in terms of fair value (which is equal to the book value for all our securities) for the periods indicated.

	Fair Value

	-100 Basis		+100 Basis
	Point	As of	Point
	Change	12/31/2005	Change

	($ in thousands)
Fixed maturities and preferred stocks	$295,709	$278,892	$262,076
Cash and cash equivalents	$39,836	$39,836	$39,836

Total	$335,545	$318,728	$301,912

	Fair Value

	-100 Basis		+100 Basis
	Point	As of	Point
	Change	12/31/2004	Change

	($ in thousands)
Fixed maturities and preferred stocks	$200,684	$212,589	$222,494
Cash and cash equivalents	15,542	15,542	15,542

Total	$216,226	$228,131	$240,036
Equity Risk
      Equity risk is the risk that we will incur economic losses due to adverse changes in the prices of equity securities in our investment portfolio. Our exposure to changes in equity prices primarily result from our holdings of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values of our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimate that such a decline in equity market prices would decrease the market value of our equity investments by approximately $1,283,629 and $1,104,167, respectively, based on our equity positions as of December 31, 2005 and December 31, 2004.

      As of December 31, 2005, approximately 4.2% of our investment portfolio was invested in equity securities. We continuously evaluate market conditions regarding equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.
Credit Risk
      We have exposure to credit risk as a holder of fixed income securities. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines to reduce our credit risk. As of December 31, 2005, approximately 62.3% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, 35.1% was invested in other fixed income securities rated “Aaa”/“Aa” by Moody’s, and 2.6% was invested in fixed income securities rated “A” by Moody’s. As of December 31, 2005, we do not own any securities with a rating of less than “A.”
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

Item 8.	Financial Statements and Supplementary Data
      Our consolidated financial statements and independent auditor’s report thereon appear beginning on page F-2. See index to such consolidated financial statements and reports on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures
      As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report that our disclosure controls and procedures were effective as of December 31, 2005.

Internal Control over Financial Reporting
      Except as set forth below, there was no change in our internal control over financial reporting during the year ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
      Our management and independent registered public accounting firm previously determined that there were material weaknesses in our internal controls over financial reporting. In 2003, we recognized a need to enhance our financial reporting resources and processes, in particular as we prepared for our initial public offering. Accordingly, we took and will continue to take steps to enhance our financial reporting resources and processes, including, among others, hiring Frank J. Prudente as Executive Vice President, Treasurer and Chief Accounting Officer.

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
      Our audit committee and our management team reviewed our independent registered public accounting firm’s findings and acknowledged and agreed with the matters identified as material weaknesses. In response, we initiated corrective actions to address these control deficiencies and will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis, taking corrective action as appropriate. These actions were designed to strengthen our internal control over financial reporting and address the material weaknesses identified. Our corrective actions to address the control deficiencies identified by us and our independent registered public accounting firm, including the following:

•	we designated Frank J. Prudente as our Chief Accounting Officer and gave him authority and responsibility with respect to all accounting matters to enhance proper end-of-period reporting and data quality issues;

•	we hired Bruce C. Bassman as Senior Vice President and Chief Actuarial Officer, which we believe has enhanced our ability to report end-of-period balances;

•	we hired an internal audit manager;

•	we replaced our director of GAAP financial reporting;

•	during the period ended September 30, 2005, we hired a new director of information technology reporting directly to Bruce C. Bassman;

•	we are in the process of completing the implementation of a new reinsurance accounting system which is addressing the material weaknesses in our reinsurance accounting by eliminating our use of manual spreadsheets; and which is expected to be operational by the end of the second quarter of 2006.

•	we have upgraded our systems for accounting for premiums receivable by working with the vendor for that system, who has performed a diagnostic on that system, which has enhanced our ability to properly record premium receivable balances at the end of reporting periods.
      We believe these actions and our previously implemented enhancements to our financial reporting resources and processes have strengthened and will continue to strengthen our internal controls over financial reporting and addressed and will continue to address the material weaknesses identified by our independent registered public accounting firm. For example, we believe that the hiring of a Chief Actuarial Officer aided in remedying the material weaknesses regarding end-of-period reporting.
      Although the full benefits of these changes will be fully realized over time, we believe that the major benefits of these changes, such as the hiring of our Chief Accounting Officer and designation of a Chief Accounting Officer, has assisted in and will continue to aid in remedying our material weaknesses and enhance our financial reporting. We do not believe that the material weaknesses had a material impact on our reported financial results. In addition, we do not expect the potential financial costs of these actions to be material.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item relating to our directors and executive officers is incorporated herein by reference to the headings “Information Regarding Nominees and Directors,” “Information Regarding Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual General Meeting of Shareholders (“Proxy Statement”). The Company intends to file the Proxy Statement prior to April 30, 2006.
Code of Ethics
      The Company has adopted a Code of Business Conduct and Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act. The Company’s Code of Business Conduct and Ethics applies to its principal executive officer, principal financial and principal accounting officer. A copy of the Company’s Code of Business Conduct and Ethics is posted on our website at www.national-atlantic.com. In the event that the Company makes any amendments to, or grants any waiver from, a provision of the Code of Ethics that requires disclosure under Item 10 of Form 8-K, the Company will post such information on its website. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.

Item 11.	Executive Compensation
      The information required by this Item relating to executive compensation is incorporated herein by reference to the heading “Executive Compensation Summary” of our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this Item relating to security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference to the headings “Security Ownership of Certain Beneficial Owners and Management” and “Security Ownership of Management” of our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item relating to certain relationships and related transactions is incorporated herein by reference to the heading “Certain Related Party Transactions” of our Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm” of our Proxy Statement.

PART IV

Item 15.	Exhibit and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

1. Financial statements

Report of Independent Accountants.

Consolidated Balance Sheet as of December 31, 2005 and 2004.

Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

2. Financial statement schedules required to be filed by Item 8 of this form:

Report of Independent Accountants on Financial Statement Schedules — Deloitte & Touche LLP.

Condensed Financial Information of Registrant.

Supplementary Insurance Information.

Valuation and Qualifying Accounts.

3. Exhibits

3.1		Form of Amended and Restated Certificate of Incorporation of the Registrant**

3.2		Form of Amended and Restated Bylaws of the Registrant**

4.1		Form of Stock Certificate for the Common Stock**

10.1		Form of Agency Agreements between Proformance Insurance Company and Partner Agents of Proformance Insurance Company**

10.2		Form of Limited Agency Agreements between Proformance Insurance Company and Non-Active Replacement Carrier Service Agents of Proformance Insurance Company**

10.3		Replacement Carrier Agreement, dated December 18, 2001, among the Registrant, Proformance Insurance Company and Ohio Casualty of New Jersey, Inc.**

10.4		Non-Competition Agreement, dated December 18, 2001, among the Registrant, Proformance Insurance Company, The Ohio Casualty Insurance Company and Ohio Casualty of New Jersey**

10.5		Letter Agreement, dated July 10, 2004, among the Registrant, Proformance Insurance Company and The Ohio Casualty Insurance Company and Ohio Casualty of New Jersey**

10.6		Replacement Carrier Agreement, dated December 8, 2003, between the Registrant and Metropolitan Property and Casualty Insurance Company**

10.7		Share Repurchase Agreement, dated December 8, 2003, between the Registrant and Metropolitan Property and Casualty Insurance Company**

10.8		Replacement Carrier Agreement, dated March 14, 2003, between Proformance Insurance Company and Sentry Insurance**

10.9		Replacement Carrier Agreement, dated September 27, 2005, between Proformance Insurance Company and The Hartford Financial Services Group, Inc.*

10	.9.1	First Amendment to the Replacement Carrier Agreement, dated June 28, 2005, between Proformance Insurance Company and The Hartford Financial Services Group, Inc.*

10.10	Limited Assignment Distribution Agreement, effective January 1, 2004, between Proformance Insurance Company and The Clarendon National Insurance Company**

10.11	Limited Assignment Distribution Agreement, effective January 1, 2004, between Proformance Insurance Company and AutoOne Insurance Company**

10.12	2004 Stock and Incentive Plan of the Registrant**

10.13	National Atlantic Holdings Corp. Annual Bonus Plan**

10.14	Form of Employment Agreement between the Registrant and James V. Gorman, Frank J. Prudente, John E. Scanlan, Cynthia L. Codella and Bruce C. Bassman**

10.15	Form of Employment Agreement between Proformance Insurance Company and Peter A. Cappello, Jr.**

10.16	Commutation and Release Agreement, effective as of December 31, 2002, between Odyssey America Reinsurance Corporation and Proformance Insurance Company**

10.17	Form of Agency Agreements between Proformance Insurance Company and Active Replacement Carrier Service Agents of Proformance Insurance Company**

10.18	Form of Indemnification Agreement between the Registrant and its directors and officers**

10.19	Letter Agreement, dated December 7, 2004, among the Registrant, Proformance Insurance Company, The Ohio Casualty Insurance Company and Ohio Casualty of New Jersey**

10.20	Commutation and Mutual Release Agreement, effective as of March 26, 2003, between Proformance Insurance Company and Gerling Global Reinsurance Corporation of America**

10.21	Form of Underwriting Agreement among the Company, the Ohio Casualty Insurance Company as Selling Shareholder and the Underwriters named therein**

10.22	Form of Employee Stock Option Agreement for the Company’s Nonstatutory Stock Option Plan***

10.23	Form of Amendment to Employee Stock Option Agreement for Certain Options Granted to Messrs. James V. Gorman, Peter A. Capello, Jr. and Steven V. Stallone***

10.24	Form of Nonstatutory Stock Option Agreement for Certain Stock Options Granted to the Estate of Mr. Frank Campion***

21.1	Subsidiaries of the Registrant**

23.2	Consent of Deloitte & Touche LLP*

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-117804). Initially filed July 30, 2004.

***	Incorporated by reference from National Atlantic Holdings Corporation’s Report on Form 8-K, filed with the SEC on September 23, 2005.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
INDEX

Page(s)

Consolidated Financial Statement:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets:
As of December 31, 2005 and 2004	F-3
Consolidated Statements of Income:
For the years ended December 31, 2005, 2004 and 2003	F-4
Consolidated Statements of Comprehensive Income:
For the years ended December 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Changes in Stockholders’ Equity:
For the years ended December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Cash Flows:
For the years ended December 31, 2005, 2004 and 2003	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
National Atlantic Holdings Corporation and Subsidiaries
Freehold, NJ 07728
      We have audited the accompanying consolidated balance sheets of National Atlantic Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 24, 2006

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2005	2004

Investments: (Note 2)
Fixed maturities available-for-sale (amortized cost at December 31, 2005 and 2004 was $281,010 and $210,636, respectively)	$278,384	$210,830
Equity securities (cost at December 31, 2005 and 2004 was $12,636 and $12,719, respectively)	12,836	12,801
Short-term investments (cost at December 31, 2005 and 2004, was $8,800 and $13,820, respectively)	8,800	13,820

Total investments	300,020	237,451
Cash and cash equivalents	39,836	15,542
Accrued investment income	3,560	2,085
Premiums receivable — net (allowance for doubtful accounts at December 31, 2005 and 2004 was $34 and $10, respectively)	49,926	31,185
Reinsurance recoverables and receivables (Note 4)	41,057	35,144
Receivable from Ohio Casualty, a related party	—	4,350
Receivable from Sentry	—	1,250
Deferred acquisition costs	17,134	10,872
Property and equipment — Net (Note 7)	2,062	2,021
Income taxes recoverable (Note 6)	1,152	—
Other assets	7,989	7,272

Total assets	$462,736	$347,172

Liabilities and Stockholders’ Equity:
Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)	219,361	$184,283
Unearned premiums	81,546	64,170
Accounts payable and accrued expenses	2,578	7,521
Deferred income taxes (Note 6)	11,069	11,995
Income taxes payable (Note 6)	—	1,601
Other liabilities	9,973	9,763

Total liabilities	324,527	279,333

Commitments and Contingencies: (Note 10)	—	—

Stockholders’ equity:
Common stock, Class A, no par value (4,300,000 shares authorized; 0 and 2,747,743 shares issued as of December 31, 2005 and 2004, respectively)	—	3,002
Common stock, Class B, no par value (4,300,000 shares authorized; 0 and 2,194,247 shares issued as of December 31, 2005 and 2004, respectively)	—	28,738
Common Stock, $0.01 par value (50,000,000 shares authorized; 11,202,190, and 0 shares issued as of December 31, 2005 and 2004, respectively)	97,458	—
Retained earnings	42,353	35,917
Accumulated other comprehensive (loss) income (Note 11)	(1,602)	182

Total stockholders’ equity	138,209	67,839

Total liabilities and stockholders’ equity	$462,736	$347,172

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)

	For the Years Ended December 31,

	2005	2004	2003

Revenue:
Net premiums earned	$172,782	$179,667	$143,156
Net investment income	12,403	7,061	4,258
Realized gains (losses) on investments — net	411	1,931	1,373
Replacement carrier revenue from related party	—	13,880	13,298
Replacement carrier revenue from Sentry	—	4,089	661
Other income	1,745	2,044	929

Total revenue	187,341	208,672	163,675

Costs and Expenses:
Loss and loss adjustment expenses incurred	132,794	134,987	108,123
Underwriting, acquisition and insurance related expenses	42,264	46,771	26,055
Other operating and general expenses	3,989	580	484

Total costs and expenses	179,047	182,338	134,662

Income before income taxes	8,294	26,334	29,013
Provision for income taxes	1,858	8,886	9,945

Net Income	$6,436	$17,448	$19,068

Net income per share Common Stock — Basic	$0.70	$3.53	$4.29
Net income per share Common Stock — Diluted	$0.68	$3.11	$3.77
The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,

	2005	2004	2003

Net Income	$6,436	$17,448	$19,068
Other comprehensive income — net of tax:
Net holding (losses) gains arising during the year	(1,806)	451	63
Reclassification adjustment for realized losses (gains) included in net income	22	(326)	(354)

Total other comprehensive (loss) income	(1,784)	125	(291)

Comprehensive Income	$4,652	$17,573	$18,777

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the periods ended December 31, 2005, 2004, and 2003
(in thousands, except share data)

	Class A		Class B					Accumulated
	Common Stock		Common Stock		Common Stock			Other	Total
							Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Equity

Balance at December 31, 2002	2,747,743	3,002	1,656,747	15,382			(598)	348	18,134
Issuance of Class B Common Stock			537,500	12,457					12,457
Issuance of Stock Options				736					736
Unamortized deferred compensation				(552)					(552)
Amortization of 2002 options				235					235
Net Income							19,068		19,068
Other comprehensive loss								(291)	(291)

Balance at December 31, 2003	2,747,743	3,002	2,194,247	28,258			18,470	57	49,787
Amortization of 2002 and 2003 options				480					480
Net Income							17,448		17,448
Other comprehensive income								125	125

Balance at December 31, 2004	2,747,743	$3,002	2,194,247	$28,738			$35,917	$182	$67,839
Issuance of Common Stock related to IPO					5,985,000	62,198			62,198
Conversion of Class A and Class B common stock	(2,747,743)	$(3,002)	(2,194,247)	$(28,738)	4,941,990	31,740			—
Execution of stock options					275,200	470			470
Amortization of options						3,050			3,050
Net Income							6,436		6,436
Other comprehensive (loss)								(1,784)	(1,784)

Balance at December 31, 2005	—	—	—	—	11,202,190	$97,458	$42,353	$(1,602)	$138,209

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,436	$17,448	$19,068
Adjustment to reconcile net income to net cash provided (used in) operating activities:
Depreciation and amortization	493	428	312
Amortization of premium/discount on bonds	1,079	1,090	837
Realized (gains) on investment sales	(411)	(1,931)	(1,373)
Changes in:	—	—	—
Deferred income taxes	(7)	3,932	9,487
Premiums receivable	(18,741)	(7,966)	(1,364)
Reinsurance recoverables and receivables	(5,913)	2,886	(12,957)
Receivable from Ohio Casualty	4,350	2,470	(53)
Receivable from Sentry	1,250	1,375	(2,625)
Deferred acquisition costs	(6,262)	(1,084)	(1,010)
Accrued interest income	(1,475)	(184)	(1,051)
Income taxes recoverable	(1,152)	2,168	(2,168)
Other assets	(714)	(5,856)	1,173
Unpaid losses and loss adjustment expenses	35,078	50,082	48,729
Stock options	3,050	480	419
Accounts payable and accrued expenses	(4,943)	1,971	4,665
Deferred revenue	—	(12,369)	6,453
Unearned premiums	17,376	12,357	5,795
Income taxes payable	(1,601)	1,202	394
Other liabilities	211	5,132	535

Net cash provided by operating activities	28,104	73,631	75,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(537)	(1,367)	(474)
Purchases of fixed maturity investments	(164,897)	(215,882)	(131,225)
Sales and maturities of fixed income investments	93,460	135,410	68,326
Purchases of equity securities	(21,366)	(21,779)	(14,282)
Sales of equity securities	21,842	18,650	7,664
Purchases of short-term investments — net	5,020	17,755	(26,984)

Net cash (used in) investing activities	(66,478)	(67,213)	(96,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock — net	62,668	—	12,457

Net cash provided by financing activities	62,668	—	12,457

Net increase in cash	24,294	6,418	(9,252)
Cash and cash equivalents — beginning of period	15,542	9,124	18,376

Cash and cash equivalents — end of period	$39,836	$15,542	$9,124

Cash paid during the period for:
Income taxes paid	4,717	1,692	2,227

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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
      NAHC also has a controlling interest (80 percent) in Niagara Atlantic Holdings Corporation and Subsidiaries (Niagara), which is a New York corporation. Niagara was incorporated on December 29, 1995. The remaining interest (20 percent) is owned by New York agents. Niagara was established as a holding company in order to execute a surplus debenture and service agreement with Capital Mutual Insurance (CMI). As of June 5, 2000, CMI has gone into liquidation and is under the control of the New York State Insurance Department. CMI is no longer writing new business and therefore neither is Niagara. Niagara had $0 equity value as of December 31, 2005 and 2004. NAHC has no remaining obligations as it relates to the agreement.
      In addition, NAHC has another wholly owned subsidiary, Riverview Professional Services, Inc., which was established in 2002 for the purpose of providing case management and medical cost containment services to Proformance and other unaffiliated clients.
      In December 2001, NAHC established National Atlantic Financial Corporation (NAFC), to offer general financing services to its agents and customers. In November 2003, NAFC established a wholly owned subsidiary, Mayfair Reinsurance Company Limited, for the purpose of providing reinsurance services to unaffiliated clients.
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
      On April 21, 2005, an initial public offering of 6,650,000 shares of the Company’s common stock (after the 43-for-1 stock split) was completed. The Company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters’ discount) of $62,198,255. The Company contributed $43,000,000 to Proformance, which increased its statutory surplus. The additional capital will permit the Company to reduce its reinsurance purchases and to retain more of the direct written premiums produced by its Partner Agents. In addition, the Company intends to increase the capital of the other operating subsidiaries by approximately $10,000,000 to facilitate the execution of its business plans. The remainder of the capital raised will be used for general corporate purposes, including but not limited to possible additional increases to the capitalization of the existing subsidiaries.

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
      Segment Disclosure — We manage and report our business as a single segment based upon several factors. Although our insurance subsidiary, Proformance Insurance Company writes private passenger automobile, homeowners and commercial lines insurance, we consider those operating segments as one operating segment due to the fact that the nature of the products are similar, the nature of the production processes are similar, the type of class of customer for the products are similar, the methods used to distribute the products are similar and the nature of the regulatory environment is similar. In addition, these lines of business have historically demonstrated similar economic characteristics and as such are aggregated and reported as a single segment. Also, in addition to Proformance, all other operating segments wholly owned by the Company are aggregated and reported as a single segment due to the fact that the nature of the products are similar, the nature of the production processes are similar, the type of class of customer for the products are similar, the methods used to distribute the products are similar and the nature of the regulatory environment is similar.
      A summary of our consolidated revenues is as follows:

	For the Years Ended December 31,

	2005	2004	2003

Proformance
Personal lines insurance
Personal auto	140,845,822	154,943,058	119,883,921
Homeowners	16,066,193	10,738,933	6,961,430
Commerical lines insurance	15,870,049	13,984,730	16,310,572
Replacement carrier revenue from related party	—	13,880,303	13,297,593
Replacement carrier revenue from unrelated party	—	4,088,889	661,111
Riverview
Medical Case Management	4,704,598	4,882,171	3,688,114
NAIA
Insurance brokerage	2,230,989	4,061,520	2,572,129
Mayfair
Reinsurance	—	—	—
NAHC	—	—	—
Intercompany elimination entries	(6,576,113)	(8,417,604)	(6,190,977)

Subtotal	173,141,538	198,162,000	157,183,893

Net Investment Income	12,403,235	7,061,161	4,257,672
Net realized investment gains (losses)	410,635	1,931,258	1,372,557
Other income	1,385,588	1,517,823	860,379

Total Consolidated Revenue	187,340,996	208,672,242	163,674,501

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Use of Estimates — The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. The primary estimates made by management involve the establishment of unpaid loss and loss adjustment expense reserves. Management also employs estimates in the application of its investment accounting policy for impairment.
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
      Concentration of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk include cash balances and marketable fixed maturity securities. The Company places its temporary cash investments with creditworthy financial institutions. The Company holds bonds and

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
notes issued by the United States government and corporations. By policy, these investments are kept within limits designed to prevent risks caused by concentration. Consequently, as of December 31, 2005, the Company does not believe it has significant concentrations of credit risks. The Company is exposed to a concentration of credit risk with respect to amounts due from reinsurers.
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
      Amortization of deferred acquisition costs for the years ended December 31, 2005, 2004 and 2003 was $34,505,776, $39,105,988 and $25,128,188, respectively, which is reported as a component of underwriting, acquisition and insurance related expenses.
      Insurance Liabilities/Reserves for Losses and Loss Adjustment Expenses — The provision for unpaid losses and loss adjustment expenses includes individual case estimates, principally on the basis of reports received from claim adjusters engaged by the Company for losses reported prior to the close of the year and estimates with respect to incurred but not reported (IBNR) losses and loss adjustment expenses, net of anticipated salvage and subrogation. The method of making such estimates and for establishing the resulting reserves is continually reviewed and updated, and adjustments resulting therefrom are reflected in current operations. The estimates are determined by management and are based upon industry data relating to loss and loss adjustment expense ratios as well as the Company’s historical data. The unpaid losses and unpaid loss adjustment expenses presented in these financial statements have not been discounted.
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
      Allowance for Doubtful Accounts — The Company creates a reserve for premium receivables that may become uncollectible. The amount of the reserve is based upon management’s assessment of collectibility in reviewing aging experience.
      Recognition of Replacement Carrier Revenue — Revenue from replacement carrier contracts is recognized pro-rata over the period as the Company completes the obligations under the terms of the agreement, typically the renewal option period of the policyholders ranging from six months to a year, as required pursuant to the terms of the contract. Certain replacement carrier contracts require additional consideration to be paid to the Company based on an evaluation of premiums written to surplus. The calculation is performed and related revenue is recognized as earned annually pursuant to the terms of the contract.
      Replacement Carrier Transaction Fees — The Company accounts for fees paid in consideration for the acquisition of policy renewal rights as intangible assets and amortizes the assets as a charge to income over the related renewal period.
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
      Capitalization of Costs of Software for Internal Use — We have capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These capitalized costs are included in the accompanying consolidated balance sheets as a component of property and equipment — net. Capitalized costs, net of amortization, totaled $810,858 and $731,853 as of December 31, 2005 and 2004, respectively.
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
      Reclassifications — Certain reclassifications of prior period balances were made to allow for comparability with current period presentation.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the Company’s pro forma net income (loss) for the years ended December 31, 2005, 2004 and 2003, assuming the Company had used the fair value method (SFAS No. 123) to recognize compensation expense with respect to its options:

	For the Years Ended December 31,

	2005	2004	2003

Net income — as reported	$6,435,950	$17,448,050	$19,067,575
Plus: Compensation expense recorded against income	3,050,057	480,773	419,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,136,602)	(492,596)	(418,559)

Pro forma net income	$6,349,405	$17,436,227	$19,068,016

Net income per weighted average shareholding
Basic — as reported	$0.70	$3.53	$4.29
Basic — proforma	$0.69	$3.53	$4.29
Diluted — as reported	$0.68	$3.11	$3.77
Diluted — proforma	$0.67	$3.11	$3.77
      The above pro forma information has been determined as if the Company had accounted for its employees’ stock options under the fair value method. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	2005	2004	2003

Volatility factor	31.1%	0.0%	0.0%
Risk-free interest yield	4.0%	4.0%	4.6%
Dividend yield	0.0%	0.0%	0.0%
Average life	3 Years	3 Years	3 Years
      The weighted average fair value of options granted whose exercise price was equal to the market price of the stock on the date of grant was $0 for each of the years ended December 31, 2005, 2004 and 2003.
      The weighted average fair value of options granted whose exercise price was less than the market price of the stock on the date of grant for the years ended December 31, 2005, 2004 and 2003 was $2,755,647, $0 and $823,049, respectively. The weighted average exercise price of options granted whose exercise price was less than market price of the stock on the date of grant was $1.71, $0 and $6.14, respectively.

Adoption of New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that began after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R effective

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
January 1, 2006 at which time the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company has determined that the effect of adopting SFAS 123R will not have a material effect on the companies consolidated financial statements.
      In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and how to measure such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 supersedes Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“EITF 03-1”) and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value (“Topic D-44”) and nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and management has determined that the effect of adopting FSP 115-1 will not have a material impact on the Company’s consolidated financial statements. The Company has complied with the disclosure requirements of EITF-03-1, which were effective December 31, 2003 and remain in effect.
      In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The Company has complied with the requirements of EITF-05-6, which were effective for periods which began after June 29, 2005.
      In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts other than those specifically described in FASB 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The guidance in SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the method of adoption and whether that adoption will have a material impact on the Company’s consolidated financial statements.
      Retirement Plans — The Company has a contributory savings plan for salaried employees meeting certain service requirements, which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Retirement plan expense for the years ended December 31, 2005, 2004 and 2003 amounted to $255,440, $235,285 and $149,760, respectively.
      Guaranty Fund Assessments — As more fully described in Note 10, New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property-Liability Insurance Guaranty Association (which we refer to as NJPLIGA). Proformance accounts for its participation in the NJPLIGA in accordance with Statement of Position 97-3, the Accounting Treatment For Insurance and Other Enterprises for Insurance Related Assessments. In this regard, Proformance records a liability when writing the premiums, as direct written premiums are the basis for the state assessment and are considered the obligating event that establishes the liability. The percentage of written premium recorded as a liability is equal to the surcharge percentage mandated by the state to be charged to each policyholder. This

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
surcharge percentage is likewise determined based on the relationship between the Company’s direct written premium to that of the industry as a whole as determined by the state. As such, Proformance also records a corresponding receivable from policyholders in recognition of the fact that New Jersey law allows for Proformance to fully recoup amounts assessed through policyholder surcharges. There is no income statement impact because as SOP 97-3 outlines, policyholder surcharges that are required as a pass through to the state regulatory body should be accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.
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

2.	Investments
      The amortized cost and estimated market value of the investment portfolio, classified by category, as of December 31, 2005 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value

Fixed maturities:
U.S. Government, government agencies and authorities	$170,627,486	$21,928	$(1,756,164)	168,893,250
State, local government and agencies	69,462,854	283,797	(456,673)	69,289,978
Industrial and miscellaneous	39,691,216	124,113	(834,448)	38,980,881
Mortgage-backed securities	1,228,665	5,157	(14,430)	1,219,392

Total fixed maturities	281,010,221	434,995	(3,061,715)	278,383,501
Other Investments:
Short-term investments	8,800,000	—	—	8,800,000
Equity securities	12,636,230	525,887	(325,820)	12,836,297

Total Investments	$302,446,451	$960,882	$(3,387,535)	$300,019,798

      The Company has one non-redeemable preferred stock as of December 31, 2005 with a fair market value of $508,750.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and estimated market value of the investment portfolio, classified by category, as of December 31, 2004 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value

Fixed maturities:
U.S. Government, government agencies and authorities	$113,849,983	$167,336	$(229,199)	113,788,120
State, local government and agencies	47,447,514	471,383	(151,091)	47,767,806
Industrial and miscellaneous	48,235,166	445,482	(520,779)	48,159,869
Mortgage backed securities	1,103,325	13,733	(2,786)	1,114,272

Total fixed maturities	210,635,988	1,097,934	(903,855)	210,830,067
Other Investments:
Short-term investments	13,820,488	—	—	13,820,488
Equity securities	12,718,656	178,670	(96,790)	12,800,536

Total Investments	$237,175,132	$1,276,604	$(1,000,645)	$237,451,091

      There are two equity securities having an unrealized loss of $99,000 a fair value of $1,901,000 and an amortized cost of $2,000,000 as of December 31, 2005 which have been in a continuous unrealized loss position for less than six months.
      There are three equity securities having an unrealized loss of $156,490 a fair value of $1,001,740 and an amortized cost of $1,158,230 as of December 31, 2005 which have been in a continuous unrealized loss position between six and twelve months.
      There is one equity and one preferred security having an unrealized loss of $70,330 a fair value of $816,865 and an amortized cost of $887,195 as of December 31, 2005 which have been in a continuous unrealized loss position for greater than twelve months.
      There are two hundred and sixty nine fixed income securities having an unrealized loss of $1,503,167 a fair value of $163,415,704 and an amortized cost of $164,918,871 as of December 31, 2005 which have been in a continuous unrealized loss position for less than six months.
      There are forty-four fixed income securities having an unrealized loss of $270,788 a fair value of $21,057,398 and an amortized cost of $21,328,186 as of December 31, 2005 which have been in a continuous unrealized loss position between 6 and 12 months.
      There are ninety six fixed income securities having an unrealized loss of $1,287,760 a fair value of $50,811,392 and an amortized cost of $52,099,152 as of December 31, 2005 which have been in a continuous unrealized loss position for greater than 12 months.
      The fixed income securities in an unrealized loss position are above investment grade securities with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of the ongoing security monitoring process by the Company’s investment manager and investment committee, it was concluded that there were no securities that were considered to be other-than-temporarily impaired as of December 31, 2005. It is management’s position with the investment committee’s confirmation that the securities that are temporarily impaired are of quality and continue to pay in accordance with their contractual terms with the expectation that they will continue to do so.

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

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$6,121,936	$6,087,927
Due in one year through five years	51,614,019	51,190,917
Due in five years through ten years	151,522,578	149,941,500
Due in ten through twenty years	69,779,822	69,199,914
Due in over twenty years	743,201	743,850
Mortgage-Backed securities	1,228,665	1,219,393

Total	$281,010,221	$278,383,501
      The fair values of available-for-sale securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from stated maturities because issuers may have the right to call or prepay certain obligations with or without prepayment penalties.
      For the years ended December 31, 2005 and 2004, the Company held no investments that were below investment grade or not rated by an independent rating agency.
      The Company has placed securities on deposit having a fair value of $200,000 at December 31, 2005 and 2004, respectively, in order to comply with New Jersey State insurance regulatory requirements.
      Proceeds from sales of fixed maturity and equity securities and gross realized gains and losses on sales as well as other — than — temporary impairment charges for the years ended December 31, 2005, 2004 and 2003 are shown below:

	For the Years Ended December 31,

	2005	2004	2003

Proceeds	$115,302,759	$154,060,505	$75,990,136
Gross realized gains	991,807	2,605,208	1,802,770
Gross realized losses	(581,172)	(673,950)	(430,213)
      There were no securities that were considered other-than-temporarily impaired as of December 31, 2005. The Company had one security with a fair value of $1,230,740 and actual cost of $1,491,255 which was considered other-than-temporarily impaired as of December 31, 2004. The Company recorded a realized loss related to the security in the amount of $260,515 as of December 31, 2004. There were no securities that were considered other-than-temporarily impaired as of December 31, 2003.
      The components of net investment income earned were as follows:

	For the Years Ended December 31,

	2005	2004	2003

Investment income:
Interest income	$11,807,190	$6,651,242	$4,199,917
Dividend income	744,592	539,105	312,545

Investment income	12,551,782	7,190,347	4,512,462
Investment expenses	(148,547)	(129,187)	(254,790)

Net investment income	$12,403,235	$7,061,160	$4,257,672

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,

	2005	2004	2003

Fixed Maturities:
Balance at January 1,	$128,092	$(256,974)	$456,973
Unrealized investment gains (losses) during the year	(2,820,799)	583,434	(1,081,738)
Deferred income taxes	959,072	(198,368)	367,791

Balance at period ended,	$(1,733,635)	$128,092	$(256,974)

Net change in unrealized investment gains	$(1,861,727)	$385,066	$(713,947)

	2005	2004	2003

Equity Securities:
Balance at January 1,	$54,040	$313,961	$(109,109)
Unrealized investment gains (losses) during the year	118,188	(393,819)	641,015
Deferred income taxes	(40,184)	133,898	(217,945)

Balance at period ended,	$132,044	$54,040	$313,961

Net change in unrealized investment gains	$78,004	$(259,921)	$423,070

      Net realized gains (losses) were as follows:

	Years Ended December 31,

	2005	2004	2003

Fixed maturities	$17,263	$2,605,208	$1,546,459
Equity Securities	393,372	(673,950)	(173,902)

	$410,635	$1,931,258	$1,372,557

3.	Replacement Carrier Transactions

Ohio Casualty
      On December 18, 2001 the Company entered into a replacement carrier agreement with Ohio Casualty Insurance Company (OCIC) and Ohio Casualty of New Jersey, Inc. (OCNJ) pursuant to which OCNJ transferred to Proformance the obligation to offer renewals for all of OCNJ’s New Jersey private passenger automobile business, effective March 18, 2002. In accordance with the agreement, OCNJ ceased issuing private passenger automobile policies in the State of New Jersey. As part of the withdrawal, Proformance became the replacement carrier for OCNJ, providing OCNJ’s policyholders with a guaranteed option to renew their policies over a twelve month period. OCNJ retained all rights and responsibilities related to policies issued by OCNJ and was responsible for issuing any endorsements in the ordinary course of business prior to the renewal date. Under the terms of the contract, the offers of renewal were processed over a twelve month period. As part of the transaction, OCNJ paid Proformance $41,100,000, of which $500,000 was paid at the contract date and $40,600,000 was paid in twelve equal monthly installments of $3,383,333, with the first payment due on March 18, 2002.
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
      In addition, as part of the agreement, there was also a provisional amount due to the Company pursuant to which OCNJ would pay to the Company up to $15,600,000 of additional consideration as necessary to reduce the premium-to-surplus ratio to 2.5 to 1 on the renewal business for a three year period based on calculations performed at each calendar year-end. As the additional consideration was dependent on factors that did not exist or were not measurable at the inception of the agreement, they were considered contingent and the additional consideration was recognized as actual results reflected a premium-to-surplus ratio of greater than 2.5 to 1.
      With respect to our replacement carrier transaction for the 2004 year with Ohio Casualty Insurance Company (OCIC) and Ohio Casualty of New Jersey (OCNJ), on February 22, 2005 Proformance notified OCNJ that OCNJ owed Proformance $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ had until May 15, 2005 to make payment to us. Subsequent to the notification provided to OCIC and OCNJ, we had several discussions with OCIC relating to certain components to the underlying calculation which supports the amount owed to Proformance for the 2004 year. As part of these discussions, OCIC had requested additional supporting documentation and raised issues with respect to approximately $2,000,000 of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of New Jersey Automobile Insurance Risk Exchange (NJAIRE) assessments, or a total of $3,412,000, allocated to OCNJ. We recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 as outlined above) as replacement carrier revenue from related parties in our consolidated statement of income for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because it was management’s best estimate of the amount for which we believed collectability was reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management’s estimates and judgment and thus more susceptible to challenge by OCIC. We also noted our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed Proformance approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and our experience from 2003, management’s best estimate of the amount for 2004 for which we believed collectability from OCIC was reasonably assured was $4,350,000. On June 27, 2005, we received $3,654,000 from OCIC in settlement of the amounts due to Proformance, which differs from the $4,350,000 we had recorded as a receivable due from OCIC as outlined above. The difference of $696,000 between the receivable we had recorded ($4,350,000) due from OCIC and the actual settlement payment received from OCIC ($3,654,000) came as a result of a dispute between the Company and OCIC regarding $292,000 of NJAIRE assessments and approximately $404,000 of commission expenses included in the underlying calculation which supported the amounts due to Proformance for the 2004 year, the final year of our three year agreement with OCIC. The $696,000 has been recorded as a bad debt expense in the Company’s condensed consolidated statement of operations for the year ended December 31, 2005.
      For the years ended December 31, 2005, 2004 and 2003, the Company recognized additional consideration of $0, $4,350,000 and $6,820,000, respectively, as replacement carrier revenue in accordance with the terms of the contract.
      As of December 31, 2005, 2004 and 2003, amounts due from OCNJ relating to the transaction amounted to $0, $4,350,000 and $6,820,000, respectively. Deferred revenue relating to the contract was $0 as of each of December 31,2005, 2004 and 2003.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Metropolitan Property and Casualty Insurance Company
      On September 2, 2003, the Company entered into a replacement carrier agreement with Metropolitan Property and Casualty Insurance Company (Met) pursuant to which Met would transfer to Proformance the obligation to offer renewals for all of Met’s New Jersey personal lines business, effective December 22, 2003. In accordance with the agreement, Met ceased issuing new personal lines policies in the State of New Jersey. As part of the withdrawal, Proformance became the replacement carrier for Met, providing Met’s policyholders with a guaranteed option to renew their policies over a six month period. As part of the transaction, Met was required to pay Proformance consideration of $10,090,909 and purchase 430,000 shares of class B nonvoting stock for $10,000,000, which represented a 9% interest at the time of the transaction, based upon the Company’s valuation. The Company recognized $560,606 as replacement carrier revenue from a related party for the year ended December 31, 2003. The remaining $9,530,303 was recorded as deferred revenue at December 31, 2003 and was fully earned during the year ended December 31, 2004.

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
      In addition, as part of the agreement, there was also a provisional amount due to the Company pursuant to which Sentry would pay to the Company up to $1,250,000 of additional consideration as necessary to reduce the premium-to-surplus ratio to 2.5 to 1 on the renewal business for a three year period based on calculations preformed at each calendar year-end. As the additional consideration was dependent on factors that did not exist or were not measurable at the inception of the agreement they were considered contingent and the additional consideration was recognized as actual results reflected a premium-to-surplus ratio of greater than 2.5 to 1. For the years ended December 31, 2004 and 2003, the Company recognized additional consideration of $1,250,000 and $0, respectively, as replacement carrier revenue in accordance with the terms of the contract. At December 31, 2004 the amount due from Sentry relating to the transaction was $1,250,000. On February 22, 2005 Proformance notified Sentry that Sentry owed Proformance $1,250,000 for the 2004 year in connection with the requirements that a premium-to-surplus ratio of 2.5 to 1 be maintained on the Sentry Renewal business, as discussed more fully in “Business — Recent Transactions — Sentry Insurance Replacement Carrier Transaction.” On May 16, 2005, we received $1,250,000 from Sentry in settlement of the amounts owed to us. The Company recognized $0 and $4,088,889 in replacement carrier revenue for the years ended December 31, 2005 and 2004, respectively. Deferred revenue relating to the contract was $0, $0 and $2,838,889 at December 31, 2005, 2004 and 2003, respectively.

The Hartford
      On September 27, 2005 the Company announced that its subsidiary, Proformance Insurance Company, had entered into a replacement carrier transaction with The Hartford Financial Services Group, Inc (“The Hartford”) whereby certain subsidiaries of The Hartford (Hartford Fire Insurance Company, Hartford Casualty Insurance Company, and Twin City Fire Insurance) will transfer their renewal obligations for

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
New Jersey homeowners, dwelling fire, and personal excess liabilities policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance will offer renewal policies to approximately 8,500 qualified policyholders of The Hartford. The Company and Proformance received preliminary approval of this transaction when they received a draft of the final consent order from the New Jersey Department of Banking and Insurance (NJDOBI) on September 27, 2005. Final approval of the transaction was received from the NJDOBI on November 22, 2005.
      Upon the Closing, Proformance was required to pay to The Hartford a one-time fee of $150,000. In addition, a one-time payment equal to 5% of the written premium of the retained business will be paid to The Hartford within 45 days of the end of the twelve-month non-renewal period. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been or will be recorded as intangible assets and amortized over the course of the renewal period which begins in March 2006.
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
      For the years ended December 31, 2005, 2004 and 2003, the Company reinsured its business through various excess of loss reinsurance agreements and catastrophe reinsurance agreements. The various excess of loss agreements provide protection for losses and loss adjustment expenses in excess of $500,000 per occurrence for the year ended December 31, 2005 and $250,000 per occurrence for the years ended December 31, 2004 and 2003, respectively.
      Effective on July 1, 2003, the Company entered into a Multiple Line Loss Ratio Excess of Loss treaty. Under the terms of the treaty the Company retained the risk up to an ultimate net loss ratio of 80 percent of subject written premiums in force for the one six month term of the contract. The reinsurer assumes the risk for 11 percent of subject premiums in excess of 80 percent up to a maximum of $15,000,000. Any losses exceeding the reinsurers liability remains the liability of the company. Under the terms of the contract, the Company was entitled to an experience rating adjustment based on reinsurance premiums paid net of ceding commissions and reinsurers margin, determined by a specific formula outline in the contract. The ceding enterprise should recognize an asset and the assuming enterprise should recognize a liability to the extent that any cash (or other consideration) would be payable from the assuming enterprise to the ceding enterprise based on experience to date under the contract. The Company commuted the contract effective December 31, 2003. In connection with the terms of the contract, which contained specific provisions to calculate amounts due to the ceding carrier, if any, upon commutation of the contract, the Company determined the reinsurer owed the Company $10,050,000 as of the date of the commutation. Accordingly, as of December 31, 2003, the Company accrued for a reinsurance receivable, which was received on May 28, 2004 in the amount of $10,050,000 which represented a return of the premium ceded pursuant to this contract. In connection with this commutation, the Company recognized the amounts received as a decrease in ceded written premium of $10,050,000.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of reinsurance transactions is as follows:

	2005		2004		2003

	Written	Earned	Written	Earned	Written	Earned

Direct	$198,048,757	$180,378,535	$207,320,350	$195,070,774	$163,178,887	$158,409,998
Assumed	1,913,775	2,208,920	3,375,295	3,266,956	2,719,644	1,693,591

Gross	199,962,532	182,587,455	210,695,645	198,337,730	165,898,531	160,103,589
Ceded	(10,328,654)	(9,805,391)	(17,503,411)	(18,671,009)	(18,853,811)	(16,947,666)

Net	$189,633,878	$172,782,064	$193,192,234	$179,666,721	$147,044,720	$143,155,923

      Reinsurance assumed relates to mandated premiums from the New Jersey Commercial Automobile Insurance Plan, (“CAIP’) and the New Jersey Fair Access to Insurance Requirements Plan (“FAIR”).
      The Company reported reinsurance recoverables on paid losses and loss adjustment expenses of $11,169,947, $9,740,821 and $5,016,795 at December 31, 2005, 2004 and 2003, respectively, which is recorded as a component of reinsurance recoverables and receivables.
      The Company also reported reinsurance recoverables on unpaid losses and loss adjustment expenses of approximately $28,069,000, $24,936,000 and $21,329,000 at December 31, 2005, 2004 and 2003, respectively, which is recorded as a component of reinsurance recoverables and receivables.
      The Company also reported prepaid reinsurance amounts of approximately $990,000, $467,000 and $1,634,000 at December 31, 2005, 2004 and 2003, respectively, which is recorded as a component of reinsurance recoverables and receivables.
      Incurred losses and loss adjustment expenses ceded to reinsurers totaled $13,239,000, $14,549,000 and $16,822,000 at December 31, 2005, 2004 and 2003, respectively.
      Reinsurance recoverables on ceded paid and unpaid losses, loss adjustment expenses and ceded unearned premiums and reinsurance receivable from individual reinsurers in excess of 3 percent of the Company’s equity were as follows (in thousands):

	For the Years Ended
	December 31,

	2005	2004	2003

Scor Reinsurance Company	10,022	9,595	8,176
American Reinsurance	4,022	3,989	9,169
Odyssey America Reinsurance	5,756	7,886	14,772
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
      On January 1, 2005, Proformance entered into an Auto Physical Damage Quota Share Contract with OdysseyRe. Under the terms of this contract, Proformance ceded $1,953,000 of written premiums and $2,048,000 of beginning unearned premium reserves to OdysseyRe as of the first quarter 2005. Ceded losses and loss adjustment expenses were $374,000 and ceded reserves including IBNR was $222,000. On September 15, 2005, Proformance commuted the Auto Physical Damage Quota Share Contract with OdysseyRe. The commutation was initiated and accrued for in September 2005 in the amount of $160,000, which represents the reinsurers home office expense. The transaction was recorded as a decrease of ceded written premium of $4,001,000 and a decrease in ceded commissions of $1,200,000.

5.	Reserves for Losses and Loss Adjustment Expenses
      The changes in unpaid losses and loss adjustment expenses are summarized as follows (000’s omitted):

	Years Ended December 31,

	2005	2004	2003

Balance as of beginning of year	$184,283	$134,201	$85,472
Less reinsurance recoverable on unpaid losses	(24,936)	(21,329)	(19,431)

Net balance as of beginning of year	159,347	112,872	66,041

Incurred related to:
Current period	122,728	135,659	108,047
Prior period	10,066	(672)	76

Total incurred	132,794	134,987	108,123

Paid related to:
Current period	42,301	44,899	37,594
Prior period	58,548	43,613	23,698

Total paid	100,849	88,512	61,292

Net balance as of December 31	191,292	159,347	112,872
Plus reinsurance recoverable on unpaid losses	28,069	24,936	21,329

Balance as of December 31	$219,361	$184,283	$134,201

      For the year ended December 31, 2005, we increased reserves for prior years by $10.1 million. This increase was due to increases in average severity for Personal Injury Protection (No-fault) losses of $9.4 million, Commercial Auto Liability projected loss ratios for 2002-2004 due to the fact that actual loss development was higher than expected for those years, resulting in an increase of $1.8 million, Homeowners losses of $0.6 million and Other Liability losses of $1.6 million. This development was partially offset by

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
continued favorable trends in loss development for Property Damage losses ($1.6 million), Auto Physical Damage losses ($1.2 million), and Bodily Injury losses of ($0.5 million), as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend. For the year ended December 31, 2004, we reduced reserves for prior years by $672,000 due to the fact that the actual loss experience observed during the period, especially during the fourth quarter of 2004, was slightly lower than expected due to a reduction in the frequency of claims reported during the fourth quarter of 2004. As a result of changes in estimates of insured events in prior years, incurred losses in prior years increased by approximately $76,000 in 2003 because of higher than anticipated losses on the private passenger automobile, automobile physical damage and commercial automobile liability, as well as reserve strengthening. The incurred losses related to prior years of $76,000 in 2003 included the previously discussed, Gerling commutation loss of $235,999 which was offset by favorable loss development on prior accident year reserves.
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
      The table balance represents the loss activity related to environmental exposures for the periods ended December 31, 2005, 2004 and 2003 (000’s omitted):

	2005	2004	2003

Environmental, Gross of Reinsurance
Beginning Reserves — including case, bulk and IBNR, and LAE	$892	$743	$650
Losses and LAE incurred	1,734	374	186
Calendar year payments for losses and LAE	729	225	93
Ending reserves — including case, bulk and IBNR, and LAE	1,897	892	743
Environmental, net of reinsurance
Beginning Reserves — including case, bulk and IBNR, and LAE	$634	$454	$381
Losses and LAE incurred	1,599	340	146
Calendar year payments for losses and LAE	681	160	73
Ending reserves — including case, bulk and IBNR, and LAE	1,552	634	454

6.	Income Taxes
      The Company and its subsidiaries file a consolidated Federal income tax return.
      The components of the provision (benefit) for income taxes on income for the years ended December 31, 2005, 2004 and 2003 are as follows:

	For the Years Ended December 31,

	2005	2004	2003

Taxes on income before income taxes:
Current taxes	$1,865,715	$4,953,669	$457,640
Deferred taxes	$(7,829)	$3,932,128	$9,487,562

Total	$1,857,886	$8,885,797	$9,945,202

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of deferred tax assets and deferred tax liabilities are as follows as of December 31, 2005 and 2004:

	December 31,

	2005	2004

Deferred tax assets:
20% UPR adjustment	$5,477,775	$4,340,295
Loss reserve discount	5,079,447	5,273,257
Depreciation	53,653	—
Bad debt reserve	31,146	279,344
Unrealized losses	825,062	—
Incentive stock options	469,535	453,334

Deferred tax assets	11,936,618	10,346,230
Deferred tax liability:
Deferred acquisition costs	5,825,411	3,696,439
Accrual of bond discount	47,942	31,358
Deferred revenues — special surplus funds	16,852,832	18,227,709
Prepaid expenses	227,250	97,288
Unrealized gains	—	93,826
Due & Accrued dividends	17,109	11,863
Depreciation	34,698	183,088

Deferred tax liabilities	23,005,242	22,341,571

Net deferred tax (liability) asset	$(11,068,624)	$(11,995,341)

      The company reported, as a component of income taxes recoverable on the balance sheet, Federal and State Income Taxes recoverable of approximately $861,000 and $291,000 and $0 and $0 at December 31, 2005 and 2004, respectively.
      The company also reported, as a component of income taxes payable on the balance sheet, Federal and State Income Taxes payable of approximately $0 and $0 and $1,512,000 and $89,000 at December 31, 2005 and 2004, respectively.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax rate reconciliation for the years ended December 31, 2005, 2004 and 2003 is as follows (000’s omitted):

	2005

			2004

	For the Years Ended December 31,

					2003

Pre Tax Net Income	$8,294		$26,334		$29,013
Income Tax Statutory Rate	2,820	34.00%	8,954	34.00%	9,864	34.00%
Prior year return to provision	(478)	(5.76)%	—	0.00%	—	0.00%
Tax Exempt Interest	(693)	(8.36)%	(596)	(2.26)%	(230)	(0.79)%
DRD	(34)	(0.41)%	(33)	(0.13)%	(54)	(0.19)%
Proration	109	1.31%	94	0.36%	43	0.15%
Life insurance expense	27	0.33%	27	0.10%	27	0.09%
State taxes	60	0.72%	434	1.65%	399	1.37%
Other	47	0.57%	6	0.02%	(104)	(0.36)%

Total income tax expense	$1,858	22.40%	$8,886	33.74%	$9,945	34.27%

7.	Property and Equipment
      A summary of property and equipment is as follows:

	As of December 31,

	2005	2004

Automobiles	$542,406	$463,656
Computer Software	1,808,507	822,545
Furniture & fixtures	628,116	617,790
Leasehold improvements	143,966	143,966
Electronic data equipment	1,395,007	1,936,350

	4,518,002	3,984,307
Less: Accumulated depreciation	2,455,530	1,962,873

Net property and equipment	$2,062,472	$2,021,434

      Depreciation and amortization expense amounted to $492,657, $427,922 and $312,351 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company recorded an impairment charge of $734,000 related to the development of internal use software during the year ended December 31, 2005

8.	Capital Transactions
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
      As discussed in Note 3, on December 8, 2003, the Company issued 430,000 shares of Class B Non-voting Common Stock to Met for $10,000,000.
      On April 21, 2005, an initial public offering of 6,650,000 shares of the Company’s common stock (after the 43-for-1 stock split) was completed. The Company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters’ discount) of $62,198,255.
      During 2005, 275,200 share options were executed and converted to the Company’s common stock. The Company received additional consideration of approximately $470,000 from the execution of the options.

9.	Stock Options
      During 1995, the Company developed a stock option plan for key management employees and directors. Options are exercisable when the earliest of the following events occur: three years from date of issuance, date of retirement or expiration of the Director’s term, date of change of control, or the date of an offering of its shares through an initial public offering. The options expire 10 years after the date of grant. The options are also nontransferable and contain further restrictions imposed after the options have vested. If options are exercised then the shareholders cannot transfer their shares unless the transfer is permitted by the Company and the Company has first right to purchase all or any of the shares offered for sale. These restrictions have been taken into account when determining the fair value of the stock.
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
      F.P. “Skip” Campion, the Company’s former Vice Chairman and the former President of Proformance, passed away on January 25, 2005. Under the terms of the Plan and the applicable stock option agreements, if an optionee dies without having fully exercised any outstanding stock options, the right to exercise such stock options expires ninety days following the optionee’s death. Accordingly, the expiration date of Mr. Campion’s stock options (none of which had previously been exercised) was accelerated to April 25, 2005. Since the estate of Mr. Campion did not exercise these stock options on or prior to April 25, 2005, the stock options were forfeited. On June 13, 2005, the board of directors of the Company approved, subject to shareholder approval, a grant of new nonqualified stock options to the estate of Mr. Campion, to preserve the value of Mr. Campion’s stock options that expired on April 25, 2005. The new stock options are subject to the same terms and conditions as the forfeited stock options, including the exercise price and number of shares subject to each option, except that the new stock options would expire on December 31, 2005.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Approval of the extension of the options granted during 1995 and the grant of new stock options to the estate of Mr. Campion was received at the Company’s Annual Meeting of Shareholders on September 19, 2005. The fair market value of the Company’s stock on September 19, 2005 was $11.47; therefore, the Company recognized $749,802 as compensation expense related to the extension of options in its consolidated statement of income for the year ended December 31, 2005. The Company also recognized $1,937,198 as compensation expense related to the grant of new options, with a grant price less than a market value, in the money in its consolidated statement of income for the year ended December 31, 2005. These amounts are reported as a component of underwriting, acquisition and insurance related expenses in the consolidated statement of income.
      The following table summarizes information with respect to stock options outstanding as of December 31, 2005:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance Outstanding at January 1, 2003	629,950	1.79
Granted	43,000	6.14
Exercised
Forfeited

Balance Outstanding at December 31, 2003	672,950	2.06
Granted
Exercised
Forfeited

Balance Outstanding at December 31, 2004	672,950	$2.06

Granted	275,200	$1.71
Exercised	(275,200)	$(1.71)
Forfeited	(275,200)	$(1.71)

Balance Outstanding at December 31, 2005	397,750	$2.31

      The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	of Stock	Contractual	Exercise	of Stock	Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

		(In years)
$0.60	47,300	6.44	$0.60	47,300	$0.60
0.98-1.29	124,700	2.55	1.16	124,700	1.16
2.5-2.89	182,750	2.29	2.63	182,750	2.63
6.14	43,000	7.28	6.14	43,000	6.14

	397,750	3.40	$2.31	397,750	$2.31

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	of Stock	Contractual	Exercise	of Stock	Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

		(In years)
$0.60	47,300	7.44	$0.60	47,300	$0.60
0.98-1.29	303,150	2.09	1.20	303,150	1.20
2.5-2.89	279,500	3.23	2.62	279,500	2.62
6.14	43,000	8.28	6.14	—	—

	672,950	3.34	$2.06	629,950	$1.79

      The number of exercisable stock options outstanding at December 31, 2005, 2004 and 2003 were 397,750, 629,950 and 520,300, respectively. The weighted average exercise price of exercisable stock options outstanding at December 31, 2005, 2004 and 2003 was $2.31, $1.79 and $1.99, respectively.
      Compensation expense recorded in connection with the options extended during 2005 was $749,802 for the year ended December 31, 2005. The unamortized deferred compensation in connection with these options was $0 as of December 31, 2005.
      Compensation expense recorded in connection with the options issued during 2005 was $1,937,198 for the year ended December 31, 2005. The unamortized deferred compensation in connection with these options was $0 as of December 31, 2005.
      Compensation expense recorded in connection with the options issued during 2003 was $245,340, $245,340 and $184,005 for the years ended December 31, 2005, 2004 and 2003, respectively. The unamortized deferred compensation in connection with these options was $61,335, $306,675 and $552,015 as of December 31, 2005, 2004 and 2003, respectively.
      Compensation expense recorded in connection with the options issued during 2002 was $117,717, $235,433 and $235,432 for the years ended December 31, 2005, 2004 and 2003, respectively. The unamortized deferred compensation in connection with these options was $0, $117,717 and $353,150 as of December 31, 2005, 2004 and 2003, respectively.

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
      Operating Leases — The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for 2005, 2004 and 2003 was $945,391, $919,058 and $743,200, respectively.
      The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for 2005 and 2004 was $212,400 and $70,800, respectively.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Aggregate minimum rental commitments of the Company as of December 31, 2005 are as follows:

Year	Amount

2006	$867,599
2007	867,599
2008	796,799
2009 and thereafter	545,999

Total	$3,077,996

      In connection with the lease agreement, the Company executed a letter of credit in the amount of $300,000 as security for payment of the base rent.
      Guaranty Funds and Assessments — The Company is subject to guaranty fund and other assessments by the State of New Jersey. The Company is also assigned private passenger automobile and commercial automobile risks by the State of New Jersey for those who cannot obtain insurance in the primary market.
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
      For the years ended December 31, 2005, 2004 and 2003, Proformance was assessed $4,886,128, $2,370,085 and $0, respectively, as its portion of the losses due to insolvencies of certain insurers. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments. In the event that the required assessment is greater than the amount accrued for via surcharges, the Company has the ability to increase its surcharge percentage to re-coup that amount.
      A summary of NJPLIGA balances and amounts is as follows:

	As of December 31,

	2005	2004	2003

Payable	$2,976,719	$2,283,093	$486,548
Paid	$4,886,128	$2,370,085	$124,394
      The Board of Directors of the NJPLIGA reviewed the funding needs of the Unsatisfied Claim and Judgment Fund (UCJF) and NJPLIGA and authorized assessments for each entity in 2005 and 2004. The Board of Directors of NJPLIGA determined it was necessary to assess carriers for the UCJF uninsured motorist and pedestrian personal injury protection responsibilities with a 1.00% assessment of each carrier’s automobile liability net direct written premium. The UCJF, as of January 2004, is responsible for payment of pedestrian PIP claims previously paid directly by auto insurers. These assessments reflect the cost of those claims and will be adjusted accordingly going forward. For the years ended December 31, 2005 and 2004, Proformance was assessed $1,226,964 and $604,443, respectively. The net assessment payable by the

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company was $0 as of December 31, 2005 and 2004. This amount is reflected as reinsurance payable and ceded written premiums and is not recoverable by the Company.
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
      The State of New Jersey allows property and casualty companies to enter into Limited Assignment Distribution (LAD) agreements to transfer PAIP assignments to another insurance carrier approved by the State of New Jersey to handle this type of transaction. The LAD carrier is responsible for handling all of the premium and loss transactions arising from PAIP assignments. In turn, the buy-out company pays the LAD carrier a fee based on a percentage of the buy-out company’s premium quota for a specific year. This transaction is not treated as a reinsurance transaction on the buy-out company’s book but as an expense. In the event the LAD carrier does not perform its responsibilities, the Company may have to assume that portion of the PAIP assignment obligation in the event no other LAD carrier will perform these responsibilities.
      We have entered into a LAD agreement pursuant to which the PAIP business assigned to us by the state are transferred to Clarendon National Insurance Company and Auto One Insurance Company which writes and services the business in exchange for an agreed upon fee. Upon the transfer, we have no liabilities with respect to such PAIP business. For the year ended December 31, 2005, the Company was assessed LAD fees of $369,696 and $118,380 in connection with payments made to Clarendon National Insurance Company and Auto One Insurance Company, respectively, under separate LAD Agreements. For the year ended December 31, 2004, the Company was assessed LAD fees of $653,993 and $171,063 in connection with payments made to Clarendon National Insurance Company and Auto One Insurance Company, respectively, under separate LAD Agreements. For the year ended December 31, 2003 the Company was assessed LAD fees of $1,189,068 in connection with payments to Clarendon National Insurance Company under the LAD agreement. For the years ended December 31, 2005, 2004 and 2003, the Company would have been assigned $12,643,014, $11,025,958 and $8,977,000 of premium respectively, by the State of New Jersey under PAIP, if not for the LAD agreements that were in place. These amounts served as the basis for the fees to be paid to the LAD carriers.
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
      Proformance records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the years ended December 31, 2005, 2004 and 2003 the Company has been assigned $1,968,016, $2,492,048 and $2,041,173 of premiums, and $1,562,587, $1,283,971 and $810,092 of losses, respectively, by the State of New Jersey under the CAIP. On a quarterly basis, the State of New Jersey remits a member participation report and cash settlement report. The net result of premiums assigned less paid losses, losses and loss adjustment expenses and other expenses plus investment income results in a net cash settlement due to or from the participating member. The reserving related to these assignments is calculated by the State of New Jersey with corresponding entries recorded on the Company’s Financial Statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Jersey Automobile Insurance Risk Exchange
      The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company’s participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as other operating and general expenses. For the years ended December 31, 2005, 2004 and 2003, we have been assessed $234,598, $3,244,518 and $518,018, respectively, by NJAIRE.
      These assessments represent amounts to be paid to NJAIRE as it relates to the Company’s participation in its plan.

11.	Other Comprehensive Income (Loss)
      The tax effect of other comprehensive income is as follows:

	Before Tax	Tax	Net of Tax
For the Year Ended December 31, 2005	Amount	Effect	Amount

Net holding losses arising during the year	$(2,736)	$930	$(1,806)
Less reclassification adjustment for net realized losses included in net income	33	(11)	$22

Other comprehensive (loss) income	$(2,703)	$919	$(1,784)

	Before Tax	Tax	Net of Tax
For the Year Ended December 31, 2004	Amount	Effect	Amount

Net holding gains arising during the year	$683	$(232)	$451
Less reclassification adjustment for net realized gains included in net income	(494)	168	$(326)

Other comprehensive income	$189	$(64)	$125

	Before Tax	Tax	Net of Tax
For the Year Ended December 31, 2003	Amount	Effect	Amount

Net holding gains arising during the year	$95	$(32)	$63
Less reclassification adjustment for net realized gains included in net income	(536)	182	$(354)

Other comprehensive (loss) income	$(441)	$150	$(291)

12.	Statutory Surplus
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
      Generally accepted accounting principles differ in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis). Based on amounts included in the original filings of the annual statements for the respective years, statutory surplus including the effects of the prescribed and permitted practices, was $104,727,005 and $61,931,452 at December 31, 2005 and 2004, respectively.
      Subsequent to the original filings of the 2003 annual statement, management identified certain adjustments related to loss reserves, salary accruals and contingent commissions which, if recorded at the proper time, would have impacted the amounts as filed. Such amounts would have reduced statutory surplus by $1,174,351 at December 31, 2003. As a result of these adjustments, there were no regulatory actions taken or penalties assessed to the Company.
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
      The funding of the cash requirements of National Atlantic Holdings Corporation is primarily provided by cash dividends received from its subsidiaries. Dividends paid by Proformance are restricted by regulatory requirements of the State of New Jersey. Generally, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory surplus (shareholders’ equity on a statutory basis) or 100 percent of net income (excluding realized capital gains) for the prior year. Dividends exceeding these limitations can be made subject to approval by state insurance departments. In addition, dividends must be paid from unassigned funds which must not reflect a deficit. Proformance is not permitted to pay any dividends without the approval of the Commissioner as it has negative unassigned surplus as a result of historical underwriting losses. No dividends from Proformance were paid for the years ended December 31, 2005, 2004 and 2003 and as the unassigned funds were $(17,220,251), $(24,471,562) and $(20,935,121), respectively. In addition, Bermuda legislation imposes limitations on the dividends Mayfair is permitted to pay, based on minimum capital and solvency requirements. In connection with these limitations, Mayfair did not pay any dividends for the year ended December 31, 2005. The non-insurance subsidiaries paid cash dividends to National Atlantic Holdings Corporation of $2,500,000 and $2,650,000 in 2005 and 2004, respectively.

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
      The carrying value and estimated fair value of financial instruments are as follows:

	As of December 31,

	2005		2004		2003

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value	Value	Fair Value

Fixed maturity	$281,010,221	$278,383,501	$210,635,988	$210,830,067	$130,798,817	$130,409,462
Short-term investments	8,800,000	8,800,000	13,820,488	13,820,488	31,569,445	31,569,445
Equity Securities	12,636,230	12,836,297	12,718,656	12,800,536	8,117,385	8,593,084

15.	Net Earnings Per Share
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
      The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,

	2005	2004	2003

Net Income applicable to common stockholders	$6,435,950	$17,448,050	$19,067,575
Weighted average common shares — basic	9,166,683	4,941,990	4,448,684
Effect of dilutive securities:
Options	315,885	672,950	613,235

Weighted average common shares — diluted	9,482,568	5,614,940	5,061,919

Basic Earnings Per Share	$0.70	$3.53	$4.29

Diluted Earnings per Share	$0.68	$3.11	$3.77

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
      In connection with the Ohio Casualty replacement carrier transaction, Proformance entered into a non-competition agreement with OCIC which prohibited Proformance from writing commercial lines insurance policies until December 31, 2004 where the expiring policy was issued by Ohio Casualty Group.
      The Company cancelled certain outdated shareholder agreements, effective December 23, 2005. These agreements, which included shareholder agreements between the Company and its shareholder agents and also its Chief Executive Officer, were developed in 1994 prior to the formation of the Company and related primarily to voting control of the Company as a privately held organization. In addition, the investor rights agreement between the Company and the Ohio Casualty Insurance Company was terminated. The Board of Directors determined that these agreements were no longer applicable to a public company and voted unanimously to terminate these agreements. Accordingly, the Company has executed the cancellation of these agreements.
      The Company has also made payments to insurance agencies affiliated with certain of the Company’s directors.
      For the years ended December 31, 2005, 2004 and 2003, Proformance paid to Liberty Insurance Associates, Inc. commissions of $229,831, $197,433 and $220,605, respectively. Mr. Harris, who was a member of our board of directors until June 13, 2005, when he resigned his position and was appointed President of Proformance, is Chief Executive Officer of Liberty Insurance Associates.
      For the years ended December 31, 2005, 2004 and 2003, Proformance paid to Fleet Insurance Services commissions of $105,723, $104,521 and $104,941, respectively. Mr. Sharkey, a member of our board of directors, is Chairman of Fleet Insurance Services.
      In connection with the Commercial and Personal Excess Liability Excess of Loss Reinsurance Contract between Proformance and OdysseyRe and the reinsurance agreement between OdysseyRe and Mayfair as outlined in Note 4, these transactions are eliminated for GAAP reporting purposes as part of the Company’s consolidated financial results.

17.	Subsequent Events
      On February 21, 2006 the Company announced that its subsidiary, Proformance Insurance Company, had entered into a replacement carrier transaction with Hanover Insurance Group (“Hanover”) whereby Hanover will transfer their renewal obligations for New Jersey auto, homeowners, dwelling fire, personal excess liability and inland marine policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance will offer a renewal policies to approximately 16,000 qualified policyholders of Hanover. The Company and Proformance received approval of this transaction from the New Jersey Department of Banking and Insurance (NJDOBI) on February 16, 2006.
      Upon the Closing, Proformance was required to pay to Hanover a one-time fee of $450,000. In addition, we will make two annual payments equal to 5% of the written premium on renewed business for the preceding twelve months, calculated at the 12 and 24 month anniversaries, payable to Hanover within 30 days of such anniversary dates. Each of these payment types are consideration for the acquisition of policy renewal rights, as stipulated in the replacement carrier agreement, and will be recorded as intangible assets and amortized over the course of the renewal periods beginning in 2006.
      Hanover is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any Replacement Carrier Revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
National Atlantic Holdings Corporation and Subsidiaries
Freehold, NJ
      We have audited the consolidated financial statements of National Atlantic Holdings Corporation and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 24, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 24, 2006

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

	As of December 31, 2005

	Cost/		Amount at
	Amortized		Which Shown on
Type of Investment	Cost	Fair Value	Balance Sheet

	(In thousands)
Fixed Maturities
U.S Government, government agencies and authorities	$170,627,486	$168,893,250	$168,893,250
State, local government and agencies	69,462,854	69,289,978	69,289,978
Industrial and miscellaneous	39,691,216	38,980,881	38,980,881
Mortgage-backed securities	1,228,665	1,219,392	1,219,392

Total fixed maturities	281,010,221	278,383,501	278,383,501

Equity Securities
Common and preferred stock	12,636,230	12,836,297	12,836,297

Total equity securities	12,636,230	12,836,297	12,836,297

Other investments
Short-term investments	8,800,000	8,800,000	8,800,000

Total other investments	8,800,000	8,800,000	8,800,000

Total investments	$302,446,451	$300,019,798	$300,019,798

	As of December 31, 2004

	Cost/		Amount at
	Amortized		Which Shown on
Type of Investment	Cost	Fair Value	Balance Sheet

	(In thousands)
Fixed Maturities
U.S Government, government agencies and authorities	$113,849,983	$113,788,120	$113,788,120
State, local government and agencies	47,447,514	47,767,806	47,767,806
Industrial and miscellaneous	48,235,166	48,159,869	48,159,869
Mortgage-backed securities	1,103,325	1,114,272	1,114,272

Total fixed maturities	210,635,988	210,830,067	210,830,067

Equity Securities
Common and preferred stock	12,718,656	12,800,536	12,800,536

Total equity securities	12,718,656	12,800,536	12,800,536

Other investments
Short-term investments	13,820,488	13,820,488	13,820,488

Total other investments	13,820,488	13,820,488	13,820,488

Total investments	$237,175,132	$237,451,091	$237,451,091

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	For the Years Ended

	December 31,
	2005	2004

	(In thousands)
ASSETS:
Cash and cash equivalents	$21,137	$1,089
Investment in subsidiaries	118,489	69,475
Accrued investment income	108	—
Deferred expenses	—	2,437
Deferred tax asset	469	452
Fixed assets, net of depreciation	6	6
Taxes recoverable	972	—
Intercompany receivable	—	5,185

Total assets	$141,180	$78,644

LIABILITIES AND CAPITAL:
Accounts payable	$380	$959
Taxes payable	—	1,821
Intercompany payable	2,590	8,025

Total liabilities	2,970	10,805

STOCKHOLDERS’ EQUITY:
Common stock, Class A, no par value	—	3,002
Common stock, Class B, no par value	—	28,738
Common stock, $0.01 par value	97,458	—
Retained earnings	42,353	35,917
Accumulated other comprehensive (loss) income	(1,602)	182

Total stockholders’ equity	138,209	67,839

Total Liabilities and stockholders’ equity	$141,180	$78,644

Note: Dividends payable from Proformance Insurance Company, a significant subsidiary, are restricted by the State of New Jersey Department of Banking and Insurance.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Income
Other Income	$542	$4	$5
Loss on disposition of fixed assets	—	(2)	—

Total Income	542	2	5

Cost and Expenses:
Salary Expense	302	1,038	822
Interest expense	—	—	3
Professional fees	789	87	49
Other expenses	3,833	745	523

Total expenses	4,925	1,871	1,397

Loss before federal income taxes and equity in net income of subsidiaries	(4,383)	(1,869)	(1,392)
Income tax (benefit)	(1,388)	(631)	(100)

Loss before equity in net income of subsidiaries	(2,995)	(1,238)	(1,292)

Equity in net income of subsidiaries	9,431	18,686	20,360

Net income	$6,436	$17,448	$19,068

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings	$6,436	$17,448	$19,068
Undistributed net (income) of subsidiaries	(9,431)	(18,686)	(20,360)
Loss on sale of fixed asset	—	2	—
Amortization of share options	3,050	482	419
Changes in current assets and liabilities — net	(1,309)	(72)	(1,321)

Net cash (used in) provided by operating activities	(1,254)	(826)	(2,194)

Cash flows from investing activities:
Capital contributions to subsidiaries	(43,866)	(1,007)	(11,675)
Purchase of equipment	—	(6)	—
Dividends received	2,500	2,650	1,668

Net cash provided by (used in) investing activities	(41,366)	1,637	(10,007)

Cash flows from financing activities:
Sale of stock	62,668	—	12,456

Net cash provided by (used in ) financing activities	62,668	—	12,456

Net increase in cash	20,048	811	255
Cash, beginning of period	1,089	278	23

Cash, end of period	$21,137	$1,089	$278

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2005, 2004 and 2003

		Reserves
		for Unpaid				Losses and	Amortization
	Deferred	Losses and				Losses and	of Deferred
	Policy	Loss			Net	Adjustment	Policy		Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Expenses	Acquisition	Other	Written
	Costs	Expense	Premiums	Premiums	Income	Incurred	Costs	Expenses	Premiums

	(In thousands)
at December 31, 2005
Property and Casualty	$17,134	$219,361	$81,546	$172,782	$12,403	$132,794	$34,506	$11,747	$189,634

Consolidated	$17,134	$219,361	$81,546	$172,782	$12,403	$132,794	$34,506	$11,747	$189,634

at December 31, 2004
Property and Casualty	$10,872	$184,283	$64,170	$179,667	$7,061	$134,987	$39,586	$7,766	$193,192

Consolidated	$10,872	$184,283	$64,170	$179,667	$7,061	$134,987	$39,586	$7,766	$193,192

at December 31, 2003
Property and Casualty	$9,788	$134,201	$51,813	$143,156	$4,258	$108,123	$25,547	$992	$147,045

Consolidated	$9,788	$134,201	$51,813	$143,156	$4,258	$108,123	$25,547	$992	$147,045

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE
For the years ended December 31, 2005, 2004 and 2003

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

	(In thousands)
For the year ended ended December 31, 2005
Property and casualty insurance premiums	$180,378	$9,805	$2,209	$172,782	1.28%

Total Premiums	$180,378	$9,805	$2,209	$172,782	1.28%

For the year ended ended December 31, 2004
Property and casualty insurance premiums	$195,071	$18,671	$3,267	$179,667	1.82%

Total Premiums	$195,071	$18,671	$3,267	$179,667	1.82%

For the year ended December 31, 2003
Property and casualty insurance premiums	$158,410	$16,948	$1,694	$143,156	1.18%

Total Premiums	$158,410	$16,948	$1,694	$143,156	1.18%

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2005
(In thousands)

	Balance at	Charged to			Balance at
	Beginning of	Costs and	Charged to Other	Deductions —	End of
Description	Period	Expenses	Accounts — Describe	Describe	Period

Valuation Allowance for State Receivable	500	—	NY State Receivable	—	500
Allowance for doubtful Accounts	10	24	Premiums Receivable	—	34
Valuation Allowance for Reinsurance	312	—	Reinsurance Recoverable	312	—
Valuation Allowance for Notes Receivable	227	—	Notes Receivable	—	227

	549	24		312	261

As of December 31, 2004
(In thousands)

	Balance at	Charged to			Balance at
	Beginning of	Costs and	Charged to Other	Deductions —	End of
Description	Period	Expenses	Accounts — Describe	Describe	Period

Valuation Allowance for State Receivable		500.00	NY State Receivable	—	500
Allowance for doubtful Accounts		1,502	Premiums Receivable	1,492	10
Valuation Allowance for Reinsurance	—	312	Reinsurance Recoverable	—	312
Valuation Allowance for Notes Receivable	227	—	Notes Receivable	—	227

	227	2,314		1,492	549

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE VI
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY
AND CASUALTY INSURANCE OPERATIONS

	Losses and Loss
	Adjustment Expenses		Paid Losses
	Incurred Related to:		and Loss
			Adjustment
	Current Year	Prior Years	Expenses

	(In thousands)
Years ended December 31,
2005	$122,728	$10,066	$100,849
2004	$135,659	$(672)	$88,512
2003	$108,047	$76	$61,292

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ATLANTIC HOLDINGS
CORPORATION

By:	/s/ James V. Gorman

Name: James V. Gorman

Title:	Chairman of the Board of Directors and Chief Executive Officer
Dated: March 29, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James V. Gorman James V. Gorman	Chairman of the Board of Directors and Chief Executive Officer (Principle Executive Officer)	March 29, 2006

/s/ Frank J. Prudente Frank J. Prudente	Executive Vice President , Treasurer and Chief Accounting Officer	March 29, 2006

/s/ Peter A. Cappello, Jr. Peter A. Cappello, Jr.	Director	March 29, 2006

/s/ Martin I. Krupnick, Psy. D Martin I. Krupnick, Psy. D	Director	March 29, 2006

/s/ Thomas M. Mulhare Thomas M. Mulhare	Director	March 29, 2006

/s/ Thomas J. Sharkey, Sr. Thomas J. Sharkey, Sr.	Director	March 29, 2006

/s/ Steven V. Stallone Steven V. Stallone	Director	March 29, 2006

/s/ Candace L. Straight Candace L. Straight	Director	March 29, 2006