Form 10-K/A
period 2005-12-31
NATIONAL ATLANTIC HOLDINGS CORP
filed 2006-04-11
CIK 946492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
AMENDMENT NO. 1

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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2005, the last business day of our most recently completed second fiscal quarter, was $108,093,313 based on the closing sale price of $11.58 per common share on the Nasdaq National Market on that date. For purposes of this computation only, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.
      As of March 28, 2006, there were outstanding 11,223,690 common shares, no par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for the 2006 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

EXPLANATORY NOTE
      National Atlantic Holdings Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Amendment”) for the year ended December 31, 2005, which was originally filed on March 30, 2006 (the “Original Filing”), to amend and restate in its entirety the cover page of the Original Filing. The cover page of the Original Filing inadvertently included an error in calculating the aggregate market value of voting securities held by non-affiliates by providing that information as of December 31, 2005 instead of June 30, 2005. This Amendment contains only the sections and exhibits to the Original Filing that are being amended and restated, and those unaffected parts or exhibits are not included herein.

Part IV
Item 15 — Exhibit and Financial Statement Schedules
(a)(3) Exhibits
      The following exhibits are filed or furnished with this Form 10-K/A:

No.	Exhibit

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ATLANTIC HOLDINGS
CORPORATION

By:	/s/ James V. Gorman

Name: James V. Gorman
Title: Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Frank J. Prudente

Name: Frank J. Prudente
Title: Executive Vice President, Treasurer and Chief Accounting Officer
Dated: April 11, 2006