Form 10-Q
period 2006-03-31
NATIONAL ATLANTIC HOLDINGS CORP
filed 2006-05-15
CIK 946492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large Accelerated Filer ☐           Accelerated Filer ☐            Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of May 15, 2006, there were outstanding 11,223,690 Common Shares, no par value per share, of the Registrant.

i

PART I
Item 1. Financial Statements.
NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Investments: (Note 4)
Fixed maturities held-to-maturity (fair value at March 31, 2006 and December 31, 2005 was $40,996 and $0, respectively)	42,170	$—
Fixed maturities available-for-sale (amortized cost at March 31, 2006 and December 31, 2005 was $251,046 and $281,010, respectively)	247,434	278,384
Equity securities (cost at March 31, 2006 and December 31, 2005 was $11,809 and $12,636, respectively)	12,620	12,836
Short-term investments (cost at March 31, 2006 and December 31, 2005, was $450 and $8,800, respectively)	450	8,800

Total investments	302,674	300,020
Cash and cash equivalents	38,384	39,836
Accrued investment income	3,840	3,560
Premiums receivable — net (allowance for doubtful accounts at March 31, 2006 and December 31, 2005 was $35 and $19, respectively)	46,507	49,926
Reinsurance recoverables and receivables	39,310	41,057
Deferred acquisition costs	16,011	17,134
Property and equipment — Net	2,072	2,062
Taxes recoverable	—	1,152
Other assets	8,896	7,989

Total assets	$457,694	$462,736

Liabilities and Stockholders’ Equity:
Liabilities:
Unpaid losses and loss adjustment expenses	$214,789	$219,361
Unearned premiums	77,901	81,546
Accounts payable and accrued expenses	2,009	2,578
Deferred income taxes	11,064	11,069
Taxes payable	241	—
Other liabilities	10,449	9,973

Total liabilities	316,453	324,527

Commitments and Contingencies	—	—

Stockholders’ equity:
Common Stock, $0.01 par value (50,000,000 shares authorized; 11,223,690, and 11,202,190 shares issued as of March 31, 2006 and December 31, 2005, respectively)	97,480	97,458
Retained earnings	46,338	42,353
Accumulated other comprehensive loss	(2,577)	(1,602)

Total stockholders’ equity	141,241	138,209

Total liabilities and stockholders’ equity	$457,694	$462,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)

	For the three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Revenue:
Net premiums earned	$38,846	$47,370
Net investment income	3,789	2,282
Realized gains on investments — net	184	392
Other income	372	286

Total revenue	43,191	50,330

Costs and Expenses:
Loss and loss adjustment expenses incurred	25,146	32,827
Underwriting, acquisition and insurance related expenses	11,660	10,708
Other operating and general expenses	418	335

Total costs and expenses	37,224	43,870

Income before income taxes	5,967	6,461
Provision for income taxes	1,982	2,088

Net Income	$3,985	$4,373

Net income per share Common Stock — Basic	$0.36	$0.88
Net income per share Common Stock — Diluted	$0.35	$0.78
The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Net Income	$3,985	$4,373

Other comprehensive income — net of tax:
Net holding losses gains arising during the period	(711)	(1,998)
Reclassification adjustment for realized losses included in net income	464	20
Reclassification adjustment for unrealized losses on transfer to held-to-maturity — net	(728)	—

Total other comprehensive loss	(975)	(1,978)

Comprehensive Income	$3,010	$2,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the periods ended March 31, 2006 and 2005
(in thousands, except share data)

								Accumulated
								Other	Total
	Class A Common Stock		Class B Common Stock		Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2004	2,747,743	$3,002	2,194,247	$28,738			$35,917	$182	$67,839
Amortization of 2002 and 2003 options				127					127
Net Income							4,373		4,373
Other comprehensive loss								(1.978)	(1,978)

Balance at March 31, 2005 (unaudited)	2,747,743	3,002	2,194,247	28,865	—	—	$40,290	($1,796)	$70,361

Balance at December 31, 2005	—	—	—	—	11,202,190	$97,458	$42,353	($1,602)	$138,209

Execution of stock options					21,500	25			25
Amortization of options						(3)			(3)
Net Income							3,985		3,985
Other comprehensive loss								(247)	(247)
Unrealized loss on transfer to held-to-maturity								(751)	(751)
Amortization of Unrealized loss								23	23

Balance at March 31, 2006 (unaudited)	—	—	—	—	11,223,690	$97,480	$46,338	($2,577)	$141,241

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2006 (Unaudited)	2005 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,985	$4,373
Adjustment to reconcile net income to net cash provided (used in) operating activities:
Depreciation and amortization	129	126
Amortization of premium/discount on bonds	255	244
Realized (gains) on investment sales	(184)	(392)
Changes in:
Deferred income taxes	123	(361)
Premiums receivable	3,419	(13,124)
Reinsurance recoverables and receivables	1,748	(695)
Receivable from Ohio Casualty		(2,520)
Deferred acquisition costs	1,123	(684)
Accrued interest income	(280)	(555)
Income taxes recoverable	1,152	—
Other assets	(908)	(1,436)
Unpaid losses and loss adjustment expenses	(4,573)	7,640
Stock options	(3)	127
Accounts payable and accrued expenses	(570)	(380)
Unearned premiums	(3,644)	11,936
Income taxes payable	241	1,352
Payable for securities	—	7,273
Other liabilities	475	962

Net cash provided by operating activities	2,488	13,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(139)	(380)
Purchases of fixed maturity securities — available for sale	(21,496)	(61,498)
Sales and maturities of fixed maturity investments - available-for-sale	8,306	54,813
Purchases of equity securities	—	(16,476)
Sales of equity securities	1,014	5,962
Purchases of short-term investments — net	8,350	(7,677)

Net cash (used in) investing activities	(3,965)	(25,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock-net	25	—
Net cash provided by financing activities	25	—
Net increase in cash	(1,452)	(11,370)
Cash and cash equivalents — beginning of period	39,836	15,542

Cash and cash equivalents — end of period	$38,384	$4,172

Cash paid during the period for:
Income taxes	—	1,095

The accompanying notes are an integral part of the condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
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
     NAHC also has a controlling interest (80 percent) in Niagara Atlantic Holdings Corporation and Subsidiaries (Niagara), which is a New York corporation. Niagara was incorporated on December 29, 1995. The remaining interest (20 percent) is owned by New York agents. Niagara was established as a holding company in order to execute a surplus debenture and service agreement with Capital Mutual Insurance (CMI). As of June 5, 2000, CMI went into liquidation and is under the control of the New York State Insurance Department. CMI is no longer writing new business and therefore neither is Niagara. Niagara had $0 equity value as of March 31, 2006 and December 31, 2005. NAHC has no remaining obligations as it relates to the agreement.
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
2. Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the interim periods presented have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s form 10-K/A (File No. 000-51127) filed by the Company with the Securities and Exchange Commission on April 11, 2006.
     Certain reclassifications of prior period balances were made to allow for comparability with current period presentation.
3. Adoption of New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that began after June 15, 2005. The Company adopted the provisions of SFAS 123R effective January 1, 2006 at which time the pro forma disclosures previously permitted under SFAS 123 were no longer an alternative to financial statement recognition. Under SFAS 123R, the Company was required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The adoption of SFAS 123R did not have a material effect on the Company’s interim condensed consolidated financial statements for the three months ended March 31, 2006. For further details, please refer to Note 6 Share-based Compensation.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and how to measure such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 supersedes Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-

Than-Temporary Impairment and Its Applications of Certain Investments” (“EITF 03-1”) and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value (“Topic D-44”) and nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. The Company has complied with the disclosure requirements of FSP-115, which were effective for periods which began after December 15, 2005. The Company’s adoption of FSP 115-1 did not have a material impact on the Company’s consolidated financial statements.
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
4. Investments
     On January 1, 2006, the Company transferred certain fixed income securities previously classified as available-for-sale to held-to-maturity. The Company had previously classified these investments as available-for-sale in accordance with paragraph 6 of FAS 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115) which states that “At acquisition, an enterprise shall classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale and trading. At each reporting date, the appropriateness of the classification shall be reassessed.” Management has determined that as of January 1, 2006, the securities should be transferred to the held-to-maturity category as the Company has the positive intent and ability to hold these securities to maturity.
     As outlined in paragraph 15 of FAS 115, the transfer of securities between categories of investments shall be reported at fair value. At the date of transfer, the unrealized holding gain or loss, for a debt security transferred into the held-to-maturity category from the available-for-sale category, shall continue to be reported in a separate component of shareholders’ equity, but shall be amortized over the remaining life of the individual securities.
     On January 1, 2006, the Company reduced the cost basis of the transferred securities to the fair value as of that date. The Company recorded, as a component of accumulated other comprehensive loss on the balance sheet, an unrealized loss on the transfer of securities to held-to-maturity from available-for-sale in the amount of $750,917. For the three month period the Company began to amortize over the life of the investments as an adjustment of yield, in a manner consistent with the amortization of any premium or discount on the statement of income and accumulated other comprehensive loss on the balance sheet, amortization of the unrealized loss in the amount of $22,631.

     The amortized cost and estimated market value of the available-for-sale investment portfolio, classified by category, as of March 31, 2006 are as follows:

	Cost/	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Market Value
Fixed maturities:
U.S. Government, government agencies and authorities	$6,783,469	$11	$(89,773)	$6,693,706
State, local government and agencies	2,850,729	—	(103,032)	2,747,697
Industrial and miscellaneous	32,535,446	—	(980,780)	31,554,666
Mortgage-backed securities	—	—	—	—

Total fixed maturities	42,169,644	11	(1,173,585)	40,996,069

Total Investments — Held-to-Maturity	$42,169,644	$11	$(1,173,585)	$40,996,069

     The amortized cost and estimated market value of the available-for-sale investment portfolio, classified by category, as of March 31, 2006 are as follows:

		Gross	Gross
	Cost/ Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Market Value
Fixed maturities:
U.S. Government, government agencies and authorities	$177,500,599	$889	$(2,830,537)	$174,670,951
State, local government and agencies	65,808,734	94,138	(730,443)	65,172,429
Industrial and miscellaneous	6,513,760	—	(126,892)	6,386,868
Mortgage-backed securities	1,222,460	3,838	(22,391)	1,203,907

Total fixed maturities	251,045,553	98,865	(3,710,263)	247,434,155
Other Investments:
Short-term investments	450,000	—	—	450,000
Equity securities	11,809,045	1,096,130	(284,994)	12,620,181

Total Investments — Available-for-Sale	$263,304,598	$1,194,995	$(3,995,257)	$260,504,336

     The amortized cost and estimated market value of the investment portfolio, classified by category, as of December 31, 2005 are as follows:

		Gross	Gross
	Cost/ Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Market Value
Fixed maturities:
U.S. Government, government agencies and authorities	$170,627,486	$21,928	$(1,756,164)	$168,893,250
State, local government and agencies	69,462,854	283,797	(456,673)	69,289,978
Industrial and miscellaneous	39,691,216	124,113	(834,448)	38,980,881
Mortgage-backed securities	1,228,665	5,157	(14,430)	1,219,392

Total fixed maturities	281,010,221	434,995	(3,061,715)	278,383,501
Other Investments:
Short-term investments	8,800,000	—	—	8,800,000
Equity securities	12,636,230	525,887	(325,820)	12,836,297

Total Investments	$302,446,451	$960,882	$(3,387,535)	300,019,798

     The amortized cost and fair value of held-to-maturity securities at March 31, 2006 by contractual maturity, are shown below.

	Amortized value	Estimated Fair Value
	(Unaudited)	(Unaudited)
Due in one year or less	—	—
Due in one year through five years	—	—
Due in five years through ten years	$29,479,437	$28,659,498
Due in ten through twenty years	12,462,758	12,122,344
Due in over twenty years	227,449	214,227

Total	$42,169,644	$40,996,069

     The amortized cost and fair value of available-for-sale securities at March 31, 2006 by contractual maturity, are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized value	Estimated Fair Value
	(Unaudited)	(Unaudited)
Due in one year or less	$7,105,477	$7,071,578
Due in one year through five years	57,613,417	56,934,377
Due in five years through ten years	130,763,167	128,644,307
Due in ten through twenty years	53,827,199	53,066,132
Due in over twenty years	513,833	513,854
Mortgage-Backed securities	1,222,460	1,203,907

Total	$251,045,553	$247,434,155

     For the three months ended March 31, 2006, the Company held no investments that were rated below investment grade or not rated by an independent rating agency. For the three months ended March 31, 2006 the Company held no investments below an “A” rating.
     Proceeds from sales of fixed maturity and equity securities and gross realized gains and losses on sales as well as other-than-temporary impairment charges are shown below:

	Three Months Ended March 31
	2006	2005
	(Unaudited)
Proceeds	9,319,355	60,775,296
Gross realized gains — available for sale	193,825	473,622
Gross realized losses — available for sale	(9,376)	(81,522)
     There were no securities that were considered to be other-than-temporarily impaired as of March 31, 2005 or December 31, 2005. No other than temporary impairments were recognized for the three months ended March 31, 2006 and 2005.
     There are two equity securities having an unrealized loss of $62,637, a fair value of $1,360,137 and an amortized cost of $1,422,774 as of March 31, 2006 which have been in a continuous unrealized loss position for less than six months.
     There is one equity security having an unrealized loss of $50,000, a fair value of $950,000 and an amortized value of $1,000,000 as of March 31, 2006 which have been in a continuous unrealized loss position between six and twelve months.

     There are three equity and preferred securities having an unrealized loss of $172,357, a fair value of $1,159,883 and an amortized cost of $1,332,240 as of March 31, 2006 which have been in a continuous unrealized loss position for greater than twelve months
     There are one hundred forty-six available-for-sale fixed maturity securities having an unrealized loss of $614,519, a fair value of $66,148,046 and an amortized cost of $66,762,565 as of March 31, 2006 which have been in a continuous unrealized loss position for less than six months.
     There are two hundred three available-for-sale fixed maturity securities having an unrealized loss of $2,234,426, a fair value of $117,765,816 and an amortized cost of $120,000,242 as of March 31, 2006 which have been in a continuous unrealized loss position between six and twelve months.
     There are one hundred nine available-for-sale fixed maturity securities having an unrealized loss of $861,318, a fair value of $46,445,946 and an amortized cost of $47,307,264 as of March 31, 2006 which have been in a continuous unrealized loss position for greater than twelve months.
     There are eighteen held-to-maturity fixed maturity securities having an unrealized loss of $612,839, a fair value of $18,946,231 and an amortized cost of $19,559,070 as of March 31, 2006 which have been in a continuous unrealized loss position for less than six months.
     There are eight held-to-maturity fixed maturity securities having an unrealized loss of $295,778, a fair value of $9,967,161 and an amortized cost of $10,262,939 as of March 31, 2006 which have been in a continuous unrealized loss position between six and twelve months.
     There are nine held-to-maturity fixed maturity securities having an unrealized loss of $264,968, a fair value of $12,029,321 and an amortized cost of $12,294,289 as of March 31, 2006 which have been in a continuous unrealized loss position for greater than twelve months.
     The components of net investment income earned were as follows:

	Three Months Ended March 31
	2006	2005
Investment income:
Interest income	$3,729,578	$2,119,000
Dividend income	102,615	$206,575

Interest income	3,832,193	2,325,575
Interest expenses	(42,774)	(43,549)

Net investment income	$3,789,419	$2,282,026

5. Reserves for Losses and Loss Adjustment Expenses
     The changes in unpaid losses and loss adjustment expense reserves are summarized as follows (in thousands):

			For the year
	For the three months		ended
	ended March 31,		December 31,
	2006	2005	2005
Balance as of beginning of year	$219,361	$184,283	$184,283
Less reinsurance recoverable on unpaid losses	(28,069)	(24,936)	(24,936)

Net balance as of beginning of period	191,292	159,347	159,347

Incurred related to:
Current period	25,042	33,283	122,728
Prior period	104	(456)	10,066

Total incurred	25,146	32,827	132,794

Paid related to:
Current period	2,458	5,270	42,301
Prior period	26,350	20,204	58,548

Total paid	28,808	25,474	100,849

Net balance as of period end	187,630	166,700	191,292
Plus reinsurance recoverable on unpaid losses	27,159	25,223	28,069

Balance as of period end	$214,789	$191,923	$219,361

     For the three months ended March 31, 2006, we increased reserves for prior years by $0.1 million. This increase is due to a re-evaluation of ceded loss recoveries on certain claims. For the three months ended March 31, 2005, we reduced reserves for prior years by $0.5 million because actual loss experience, especially no-fault coverage was lower than expected due to reduced claims frequency. For the year ended December 31, 2005, we increased reserves for prior years by $10.1 million. This increase was due to (i) increases in average severity for Personal Injury Protection (No-fault) losses of $9.4 million, (ii) higher Commercial Auto Liability projected loss ratios for 2002-2004 due to the fact that actual loss development was higher than expected for those years, resulting in an increase of $1.8 million and (iii) Homeowners losses of $0.6 million and Other Liability losses of $1.6 million. This development was partially offset by continued favorable trends in loss development for Property Damage losses ($1.6 million), Auto Physical Damage losses ($1.2 million), and Bodily Injury losses of ($0.5 million), as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend.
6. Share-based Compensation
     Effective January 1, 2006, using the modified prospective method, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS 123R) to account for its share-based compensation plans. SFAS 123R requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123R for unvested options granted subsequent to the adoption date. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as permitted by Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which the Company had adopted in 1996.

     The following table presents the Company’s pro forma net income (loss) for the three months ended March 31, 2005, assuming the Company had used the fair value method (SFAS No. 123) to recognize compensation expense with respect to its options:

Three Months
Ended March 31,
2005
Net income — as reported	$4,372,626
Plus: Stock-based employee compensation expense recorded against income	126,733
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(128,042)
Pro forma net income	$4,371,317
Net income per weighted average shareholding
Basic — as reported	$0.88
Basic — proforma	$0.88
Diluted — as reported	$0.78
Diluted — proforma	$0.78
     The adoption of SFAS 123R’s fair value method has not resulted in additional share-based expense (a component of other operating and general expenses) in relation to stock options for the quarter ended March 31, 2006 as all outstanding options were fully vested as of January 1, 2006. Therefore, for the three months ended March 31, 2006, the adoption of SFAS 123R in relation to stock options has not effected net income or earnings per share.
     The above pro forma information has been determined as if the Company had accounted for its employees’ stock options under the fair value method. The fair value of employee stock-options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

For the three months
ended March 31,
2005
Volatility factor	0.0%
Risk-free interest yield	4.0%
Dividend yield	0.0%
Average life	3 Years
     The following table summarizes information with respect to stock options outstanding as of March 31, 2006:

		Weighted Average
	Number of Options	Exercise Price
Balance Outstanding at January 1, 2005	672,950	$2.06

Granted	275,200	$1.71
Exercised	(275,200)	$(1.71)
Forfeited	(275,200)	$(1.71)

Balance Outstanding at December 31, 2005	397,750	$.31

Granted	—	—
Exercised	(21,500)	$(1.17)
Forfeited	—	—

Balance Outstanding at March 31, 2006	376,250	$2.38

     The following table summarizes information about stock options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
		Weighted Average
Range of	Number of Stock	Contractual Life	Weighted Average	Number of Stock	Weighted Average
Exercise Prices	Options	(in yrs)	Exercise Price	Options	Exercise Price
0.60	43,000	6.20	0.60	43,000	0.60
.98 — 1.29	107,500	2.44	1.16	107,500	1.16
2.5 — 2.89	182,750	2.04	2.63	182,750	2.63
6.14	43,000	7.04	6.14	43,000	6.14

	376,250	3.20	2.38	376,250	2.38

     As of December 31, 2005, all of the Company’s options were fully vested and the Company did not award any options during the three months ended March 31, 2006.
     During the three months ended March 31, 2006, 21,500 share options were exercised for the Company’s common stock. The Company received additional consideration of approximately $25,000 from the exercise of the options.
     On March 21, 2006, the Board of Directors of National Atlantic Holdings Corporation (NAHC) approved the Compensation Committee’s recommendation to grant 343,000 stock appreciation rights (SARS) to the executive officers and other key employees under the Company’s 2004 Stock and Incentive Plan. The SARS were granted with a base price of $9.94 per share, which was the closing price of the Company’s common stock on the Nasdaq National Market on the date grant.
     The following table summarizes information with respect to stock appreciation rights outstanding as of March 31, 2006:

	Number of	Weighted Average
	SARS	Grant Price
Balance Outstanding at January 1, 2006	—	—

Granted	343,000	$9.94
Exercised	—	—
Forfeited	—	—

Balance Outstanding at March 31, 2006	343,000	$9.94

     In accordance with SFAS 123R, the Company records share based compensation liabilities at fair value or a portion thereof (depending upon the percentage of requisite service that has been rendered at the reporting date) based on the Black-Scholes valuation model and will remeasure the liability at each reporting date through the date of settlement; consequently, compensation cost recognized through each period of the vesting period (as well as each period throughout the date of settlement) will vary based on the awards fair value and the accelerated vesting schedule.
     The fair-value of stock-based compensation awards (SARS) granted during the three months ended March 31, 2006 was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

For the three
months ended
March 31,
2006
Volatility factor	30.7%
Risk-free interest yield	4.8%
Dividend yield	0.0%
Average life	5.8 years
     Volatility factor — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. We use actual historical changes in the market value of our stock weighted with other similar publicly traded companies in the insurance industry to calculate the volatility assumption, as it is management’s belief that this is the best indicator of future volatility.
     Risk free interest yield — This is the implied yield currently available on U.S. Treasury zero-coupon issues with equal remaining term.
     Dividend yield — The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.

     Average life — This is the expected term, which is based on the simplified method.
     As a result of the adoption of SFAS 123R, the Company has reported, as a component of other liabilities on the balance sheet and other operating and general expenses on the statement of income, share-based compensation liability of approximately $45,000 at March 31, 2006. For the three months ended March 31, 2006, this additional share-based compensation lowered pre-tax earnings by $45,000, lowered net income by $30,460, and had no effect on basic earnings per share.
     At March 31, 2006, the aggregate fair value of all outstanding SARS was approximately $1,389,000 with a weighted average remaining contractual term of 9.97 years. The total compensation cost related to non-vested awards not yet recognized was approximately $1,344,000 with an expense recognition period of 2 years and 9 months.
7. Contingencies and Commitments
     In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company’s financial position or statement of operations.
     Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company accounts for such activity through the establishment of unpaid claims and claim adjustment expense reserves. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company’s financial position, statement of operations or cash flows.
     Operating Leases — The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for the three months ended March 31, 2006 and 2005 was $229,370 and $229,738, respectively.
     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months ended March 31, 2006 and 2005 was $53,100 and $53,100, respectively.
     Aggregate minimum rental commitments of the Company as of March 31, 2006 are as follows:

Year	Amount
2006	650,699
2007	867,599
2008	796,799
2009 and thereafter	545,999

Total	$2,861,096

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
     New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property-Liability Insurance Guaranty Association (which we refer to as NJPLIGA). Members of NJPLIGA are assessed the amount NJPLIGA deems necessary to pay its obligations and its expenses in connection with handling covered claims. Assessments are made in proportion to each member’s direct written property and casualty premiums for the prior calendar year compared to the corresponding direct written premiums for NJPLIGA members for the same period. NJPLIGA notifies the insurer of the surcharge to the policyholders, which is used to fund the assessment as a percentage of premiums on an annual basis. The Company collects these amounts on behalf of the NJPLIGA and there is no income statement impact. Historically, requests for remittance of the assessments are levied 12-14 months after the end of a policy year. The Company remits the amount to NJPLIGA within 45 days of the assessment request.
     For the three months ended March 31, 2006 and 2005, Proformance was assessed $0 and $0, respectively, as its portion of the losses due to insolvencies of certain insurers. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments. In the event that the required assessment is greater than the amount accrued for via surcharges, the Company has the ability to increase its surcharge percentage to re-coup that amount.
     A summary of NJPLIGA balances and amounts as of and for the three months ending March 31, 2006 and 2005 is as follows:

	2006	2005
Payable	$3,573,563	$2,980,240
Paid	—	2,370,085
     The Personal Automobile Insurance Plan, or PAIP, is a plan designed to provide personal automobile coverage to drivers unable to obtain private passenger auto insurance in the voluntary market and to provide for the equitable assignment of PAIP liabilities to all licensed insurers writing personal automobile insurance in New Jersey. We may be assigned PAIP business by the state in proportion to our net direct written premiums on personal auto business for the prior calendar year compared to the corresponding net direct written premiums for all personal auto business written in New Jersey for such year.
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
     As of March 31, 2006 we have entered into a LAD agreement pursuant to which the PAIP business assigned to us by the State of New Jersey is transferred to Clarendon National Insurance Company, which writes and services the business in exchange for an agreed upon fee. For the comparable period in the prior year we had entered into LAD agreements with Clarendon National Insurance Company and Auto One Insurance Company. For the three months ended March 31, 2006 and 2005 the Company was assessed LAD fees of $30,348 and $140,413, respectively, in connection with payments to Clarendon National Insurance Company under the LAD agreement. For the three months ended March 31, 2006, the Company received a reimbursement from Auto One Insurance Company in the amount $15,636 related to the 2005 year. For the three months ended March 31, 2005 the Company was assessed LAD fees $37,090 in connection with payments made to Auto One Insurance Company, under the LAD agreement. For the three months ended March 31, 2006 and 2005, the Company would have been assigned $606,958 and $3,937,153 of premium, respectively, by the State of New Jersey under PAIP, if not for the LAD agreements that were in place. These amounts served as the basis for the fees to be paid to the LAD carriers.
     The Commercial Automobile Insurance Plan, or CAIP, is a plan similar to PAIP, but involving commercial auto insurance rather than private passenger auto insurance. Private passenger vehicles cannot be insured by CAIP if they are eligible for coverage under PAIP or if they are owned by an “eligible person” as defined under New Jersey law. We are assessed an amount in respect of CAIP liabilities in proportion to our net direct written premiums on commercial auto business for the prior calendar year compared to the corresponding direct written premiums for commercial auto business written in New Jersey for such year.

     Proformance records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the three months ended March 31, 2006 and 2005, the Company has been assigned $276,771, and $470,261 of premiums, and $383,949 and $330,341 of losses, respectively, by the State of New Jersey under the CAIP. On a quarterly basis, the State of New Jersey remits a member a participation report and a cash settlement report. The net result of premiums assigned less paid losses, losses and loss adjustment expenses and other expenses plus investment income results in a net cash settlement due to or from the participating member. The reserving related to these assignments is calculated by the State of New Jersey with corresponding entries recorded on the Company’s financial statements.
New Jersey Automobile Insurance Risk Exchange
     The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company’s participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as other underwriting, acquisition and insurance related expenses. For the three months ended March 31, 2006 and 2005, we have been assessed $389,243 and $547,545, respectively, by NJAIRE. These assessments represent amounts to be paid to NJAIRE as it relates to the Company’s participation in its plan. For the three months ended March 31, 2006 and 2005, the Company received reimbursements in the amount of $269,258 and $351,110.
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
     The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2006	2005
	(Unaudited)
Net Income applicable to common stockholders	3,984,694	4,372,626
Weighted average common shares — basic	11,207,302	4,941,990
Effect of dilutive securities:
Options	288,005	672,950

Weighted average common shares — diluted	11,494,925	5,614,940

Basic Earnings Per Share	$0.36	$0.88

Diluted Earnings per Share	$0.35	$0.78

     For the three months ended March 31, 2005, the amount of “Effect of dilutive securities: Options” represents the total amount of options outstanding without using the treasury stock method.

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
10. Replacement Carrier Transactions
Hanover Insurance Company
     On February 21, 2006 the Company announced that its subsidiary, Proformance Insurance Company, had entered into a replacement carrier transaction with Hanover Insurance Company (‘Hanover”) whereby Hanover will transfer its renewal obligations for New Jersey auto, homeowners, dwelling fire, personal excess liability and inland marine policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance will offer renewal policies to approximately 16,000 qualified policyholders of Hanover. The Company and Proformance received approval of this transaction from the New Jersey Department of Banking and Insurance (NJDOBI) on February 16, 2006.
     Upon the Closing on February 21, 2006, Proformance paid Hanover a one-time fee of $450,000 in connection with this transaction. In addition, within 30 days of the closing, $100,000 was due to Hanover to reimburse Hanover for its expenses associated with this transaction. In addition, the Company will make two annual payments equal to 5% of the written premium of the retained business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been or will be recorded as intangible assets and amortized over the course of the renewal period which begins in June 2006.
     Hanover is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any Replacement Carrier Revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that Proformance writes upon renewal.
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

     Upon the Closing, Proformance was required to pay to The Hartford a one-time fee of $150,000. In addition, a one-time payment equal to 5% of the written premium of the retained business will be paid to The Hartford within 45 days of the end of the twelve-month non-renewal period. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been or will be recorded as intangible assets and amortized over the course of the renewal period which began in March 2006.
     The Hartford is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any Replacement Carrier Revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.
11. Subsequent Events
     On May 8, 2006, the Company contributed $9,000,000 to Proformance, thereby increasing its statutory surplus. The additional capital will further enhance the Company’s ability to reduce its reinsurance purchases and retain more of the direct written premiums produced by its Partner Agents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion of the financial condition, changes in financial condition and results of operations of the Company should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q.
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
     During the first three months of 2006, the highly competitive nature of the New Jersey auto insurance market continued to increase as it did in 2005. In response to this continued increase in the competitive landscape of the New Jersey auto insurance market we filed for and received approval for various rate changes designed so that our rates remained competitive for the segment of the New Jersey auto insurance market that we focus on. In addition, our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers. This is evidenced by a 55.7% increase in commercial insurance business written during the first three months of 2006 compared to the comparable period in 2005, as well as the fact that our package percentage continued to increase indicating that we have continued our success in packaging the mono-line auto business with the related homeowners policy.

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
     For the three months ended March 31, 2006 our direct written premium decreased by $23 million to $37.3 million from $60.3 million in the comparable 2005 period. This decrease is due to the following: our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $27.2 million due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market. In addition, new business generated by our partner agents was $6.1 million, offset by attrition of existing business of $1.9 million.
     As of March 31, 2006, our shareholders’ equity was $141.2 million, up from shareholders’ equity of $138.2 million as of December 31, 2005, reflecting an 8.97% compound annual growth rate. Included in shareholders’ equity is $62.2 million as a result of our initial public offering, which was completed on April 21, 2005.
     On April 28, 2006 A.M. Best Co. upgraded the financial strength rating of The Proformance Insurance Company to B+ (Very Good) from B (Fair). Concurrently, A.M. Best upgraded the issuer credit ratings (ICR) to “bbb-“from “bb” of Proformance and to “bb-” from “b-” of its holding company, National Atlantic Holdings Corporation. All ratings were issued with a stable outlook. Ratings are based on factors that concern policyholders and agents and not upon factors concerning investors.
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
     As a result of New Jersey’s “take all comers” requirement, we are obligated to underwrite a broad spectrum of personal automobile insurance risks. To address this potential problem, since 1998 Proformance has utilized a tiered rating system to price its policies which includes five (5) rating tiers which are based upon the driving records of the policyholders. The purpose of the rating tiers is to modify the premiums to be charged for each insured vehicle on the personal automobile policy so that the premiums charged accurately reflect the underwriting exposures presented to Proformance. As of March 31, 2006, the rating tier modifiers and the distribution of risks within the tiers were as follows:

	Premium
	Modifications	Percent of Total
Tier Designation	Factor	Vehicles
Tier A	0.88	21.8%
Tier One	1.00	68.4%
Tier Two	1.70	8.6%
Tier Three	2.25	.4%
Tier Four	2.60	.8%
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
     As a result of our replacement carrier transactions, we increased the number of independent insurance agencies who are shareholders in NAHC and who, with their aggregate premium volume, provide what we believe are significant growth opportunities for us. Our strategy is to underwrite an increased share of those agencies’ business now underwritten by competing carriers. Successful execution of our intended plan will require an underwriting operation designed to attract and retain more of our agencies’ clientele, and may be affected by lower-priced competing products or enhanced sales incentive compensation plans by our competitors. These factors may require us to increase our new business acquisition expenses from the levels currently experienced to achieve significant new product sales.
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

     On September 27, 2005, Proformance consummated a replacement carrier transaction with The Hartford Financial Services Group, Inc., which we refer to as The Hartford, whereby certain subsidiaries of The Hartford (Hartford Fire Insurance Company, Hartford Casualty Insurance Company, and Twin City Fire Insurance) have transferred their renewal obligations for New Jersey homeowners, dwelling, fire, and personal excess liabilities policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance will offer renewal policies to approximately 8,500 qualified policyholders of The Hartford. We received final approval of this transaction from the New Jersey Department of Banking and Insurance (“NJDOBI”) on November 22, 2005, the closing date.
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
     Upon the Closing, Proformance was required to pay to Hanover a one-time fee of $450,000 and within 30 days of the closing, $100,000 was due to Hanover to reimburse the Hanover for its expenses associated with this transaction. In addition, the Company will make two annual payments equal to 5% of the written premium on renewed business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries, payable to Hanover within 30 days of such anniversary dates.
     Hanover is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any replacement carrier revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.
     The change in the structure of the replacement carrier transactions with Hanover and Hartford as compared to historical replacement carrier transactions with OCIC, Met and Sentry, where we are paying fees as opposed to receiving funds to take on this business is related to several factors including the changing conditions in the New Jersey auto insurance market (including, increased competition), as well as the increased capitalization of Proformance mainly as a result of our successful initial public offering. Prior to our initial public offering and related increased capitalization of Proformance, the New Jersey Department of Banking and Insurance required the companies transferring renewal rights to Proformance to pay fees to Proformance to provide additional capital to support those books of business. Proformance now has the capital to support the renewals of the Hartford and Hanover books of business.
     During the first three months of 2006, the highly competitive nature of the New Jersey auto insurance market continued to increase as it did in 2005. Our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers.
     On March 21, 2006, the Board of Directors of National Atlantic Holdings Corporation (NAHC) approved the Compensation Committee’s recommendation to grant 343,000 stock appreciation rights (SARS) to the executive officers and other key employees under the Company’s 2004 Stock and Incentive Plan. The SARS were granted with a base price of $9.94 per share, which was the closing price of the Company’s common stock on the Nasdaq National Market on the date grant.

     In accordance with SFAS 123R, the Company records share based compensation liabilities at fair value or a portion thereof (depending upon the percentage of requisite service that has been rendered at the reporting date) based on the Black-Scholes valuation model and will remeasure the liability at each reporting date through the date of settlement; consequently, compensation cost recognized through each period of the vesting period (as well as each period throughout the date of settlement) will vary based on the award’s fair value and the vesting schedule.
     The Company reported, as a component of other liabilities on the balance sheet and other operating and general expenses in the statement of income, share-based compensation liability of approximately $45,000 at March 31, 2006.
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
     Underwriting, acquisition and insurance related expenses include policy acquisition expenses which consist of commissions and other underwriting expenses, which are costs that vary with and are directly related to the underwriting of new and renewal policies and are deferred and amortized over the period in which the related premiums are earned. Also included in underwriting, acquisition and related insurance expenses are NJAIRE assessments, professional fees and other expenses relating to insurance operations.
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
     In the New Jersey Supreme Court’s decision in June of 2005 in DiProspero v. Penn, et al., the Court eliminated certain restrictions on the ability of plaintiffs to obtain non-economic damages, such as for pain and suffering. As a result of this decision, we adjusted our reserves to include additional personal injury protection (no-fault) losses and legal defense costs severities because of the potential for an increase in the number of litigated cases.
     For the three months ended March 31, 2006, we increased reserves for prior years by $0.1 million. This increase is due to a re-evaluation of ceded loss recoveries on certain claims. For the three months ended March 31, 2005, we reduced reserves for prior years by $0.5 million because actual loss experience, especially no-fault coverage was lower than expected due to reduced claims frequency. For the year ended December 31, 2005, we increased reserves for prior years by $10.1 million. This increase was due to (i) increases in average severity for Personal Injury Protection (No-fault) losses of $9.4 million, (ii) higher Commercial Auto Liability projected loss ratios for 2002-2004 due to the fact that actual loss development was higher than expected for those years, resulting in an increase of $1.8 million and (iii) Homeowners losses of $0.6 million and Other Liability losses of $1.6 million. This development was partially offset by continued favorable trends in loss development for Property Damage losses ($1.6 million), Auto Physical Damage losses ($1.2 million), and Bodily Injury losses of ($0.5 million), as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend.

     We have made a change in a key assumption to the estimates of liabilities for loss and loss adjustment expenses for the three months ended March 31, 2006. Changes in reserve estimates evolve over a period of time and we make reserve adjustments in the period that we consider relevant factors to be present which represent what we consider to be reliable trends on which to base such adjustments. As such, during the first three months of 2006, there was a change in the loss reserving procedures implemented by our claims department. Higher initial (factor) reserves are being posted for new liability claims and the timeframes for establishing an ultimate value of liability has been accelerated. As a result, we placed more reliance on paid loss methods than on incurred loss development techniques.
     The table below sets forth the types of reserves we maintain for our lines of business and indicates the amount of reserves as of March 31, 2006 for each line of business.
National Atlantic Holdings Corporation
Breakout of Reserves by Line of Business
As of March 31, 2006

		Assumed			Total Balance
	Direct Case	Case		Assumed	Sheet
	Reserves	Reserves	Direct IBNR	IBNR	Reserves
	($ in thousands)
Line of Business:
Fire	$—	$26	$51	$—	$77
Allied	—	3	—	—	3
Homeowners	3,127	—	6,191	—	9,318
Personal Auto	81,849	6	88,415	—	170,270
Commercial Auto	11,375	1,276	16,911	1,269	30,831
Other Liability	470	—	3,818	—	4,289

Total Reserves	$96,821	$1,310	$115,388	$1,269	$214,789

Reinsurance Recoverables on Unpaid Losses					(27,159)

Total Net Reserves					$187,630

     In establishing our net reserves as of March 31, 2006, our actuaries determined that the range of reserve estimates at that date was between $172.2 million and $200.7 million. The amount of net reserves at March 31, 2006, which represents the best estimate of management and our actuaries within that range, was $187.6 million. There are two major factors that could result in ultimate losses below management’s best estimate:
•	The volume of reported losses and reported claim frequency for the accident year 2005 are at a lower rate than prior periods, especially for personal auto liability. If this development continues, reserves for accident year 2005 could be redundant.

•	We believe that the claims department has improved its claims handling practices during the past two years with regard to claims reserving and settlement. These improvements could result in lower loss development factors than those which currently underlie our actuarial estimates.
     There are two major factors that could result in ultimate losses above management’s best estimate:
•	Loss trends (both frequency and severity) have been declining in recent years in the New Jersey personal auto insurance market. If loss trends become unfavorable, our reserves could be deficient. In addition, the DiProspero v. Penn decision of the New Jersey Supreme Court, discussed above, which potentially increases a claimant’s right to sue for serious injury, could impact future claims frequency.

     Claims for uninsured motorists generally have a longer development period than other liability losses. If the frequency of uninsured motorist claims increases beyond our current estimated levels, loss emergence could be greater than what we projected in our loss development analysis.
     Investment Accounting Policy — Impairment
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and how to measure such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 supersedes Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“EITF 03-1”) and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value (“Topic D-44”) and nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. The Company has complied with the disclosure requirements of FSP-115, which were effective for periods which began after December 15, 2005. The Company’s adoption of FSP 115-1 did not have a material impact on the Company’s consolidated financial statements.
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
Results of Operations
     For the three months ended March 31, 2006 our direct written premium decreased by $23 million to $37.3 million from $60.3 million in the comparable 2005 period. This decrease is due to the following: our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $27.2 million due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey Market. In addition, new business generated by our partner agents was $6.1 million, offset by attrition of existing business of $1.9 million.
     The table below shows certain of our selected financial results for the three months ended March 31, 2006 and 2005:

	For the three months
	ended March 31,
	2006	2005
Direct written premiums	$37,332	$60,270
Net written premiums	35,241	56,786
Net earned premiums	38,846	47,370
Investment income	3,789	2,282
Net realized investment gains (losses)	184	392
Other income	372	286

Total revenue	$43,191	$50,330

	For the three months
	ended March 31,
	2006	2005
Losses and loss adjustment expenses	$25,146	$32,827
Underwriting, acquisition and insurance related	11,660	10,708
Other operating and general expenses	418	335

Total expenses	37,224	43,870
Income before income taxes	5,967	6,461
Income taxes	1,982	2,088

Net income	$3,985	$4,373

For the three months ended March 31, 2006 compared to the three months ended March 31, 2005
Direct Written Premiums. Direct written premiums for the three months ended March 31, 2006 decreased by $23.0 million, or 38.1%, to $37.3 million from $60.3 million in the comparable 2005 period. This decrease is due to the following: our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $27.2 million due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey Market. In addition, new business generated by our partner agents was $6.1 million, offset by attrition of existing business of $1.9 million.
Net Written Premiums. Net written premiums for the three months ended March 31, 2006 decreased by $21.6 million, or 38.0%, to $35.2 million from $56.8 million in the comparable 2005 period. The decrease in net written premiums for the three months ended March 31, 2006 was due to the decrease in direct written premiums for the same period. The Company ceded 6.4% and 6.6% of its direct written premium for the three months ended March 31, 2006 and 2005, respectively.
Net Earned Premiums. Net earned premiums for the three months ended March 31, 2006 decreased by $8.6 million, or 18.1%, to $38.8 million from $47.4 million in the comparable 2005 period. The decline in net earned premiums for the three months ended March 31, 2006 as compared to the same period in the prior year is related to the decline in direct written premium for the three months ended March 31, 2006. Net earned premiums for the three months ended March 31, 2006 is greater than net written premiums in the same period as a result of the decrease in direct written premium during the period offset by the increase in direct written premium which occurred in the comparable 2005 period as a result of the conversion of personal lines policies from six month to twelve month policies.

Investment Income. Investment income for the three months ended March 31, 2006 increased by $1.5 million, or 65.2%, to $3.8 million from $2.3 million in the comparable 2005 period. The increase was due primarily to an increase in invested assets to $302.0 million at March 31, 2006 from $242.4 million at March 31, 2005. The increase in invested assets was primarily due to the capital raised in connection with our initial public offering completed on April 21, 2005. Our average book yield to maturity at March 31, 2006 and 2005 was 5.49% and 5.05%, respectively. The increase in yield was due to the purchase of securities with higher investment yields.
Net Realized Investment Gain (Loss). Net realized investment gain (loss) for the three months ended March 31, 2006 and 2005 were $0.2 million and $0.4 million, respectively.
Other Income. Other income for the three months ended March 31, 2006 and 2005 was $0.4 million and $0.3 million, respectively.
Losses and Loss Adjustment Expenses. Loss and loss adjustment expenses for the three months ended March 31, 2006 decreased by $7.7 million, or 23.5%, to $25.1 million from $32.8 million in the comparable 2005 period. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the three months ended March 31, 2006 was 64.7% compared to 69.2% for the three months ended March 31, 2005. The ratio of net incurred losses, excluding loss adjustment expenses, to net earned premiums during 2006 was 63.4% compared to 59.5% for the comparable 2005 period. For the three months ended March 31, 2006, we increased reserves for prior years by $0.1 million. This increase is due to a minor re-evaluation of ceded loss recoveries on certain claims.
Underwriting, Acquisition and Insurance Related Expenses. Underwriting, acquisition and insurance related expenses for the three months ended March 31, 2006 increased by $1.0 million, or 9.3%, to $11.7 million from $10.7 million in the comparable 2005 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the three months ended March 31, 2006 was 33.3% as compared to 18.9% for the comparable 2005 period. The increase in underwriting, acquisition and insurance related expenses is primarily due to a $1.9 million increase in the amortization of deferred acquisition costs. During the three months ended March 31, 2005, unearned premiums increased $11.9 million as a result of the conversion of six to twelve month policies and the related commission expense was $5.9 million, resulting in an increase in the deferred acquisition cost asset of $0.7 million. For the three months ended March 31, 2006, unearned premiums declined $3.6 million, as a result of the decrease in direct written premium and commission expense for the period was $4.2 million, which resulted in the amortization of $1.2 million of the deferred acquisition cost asset.
Other Operating and General Expenses. Other operating and general expenses for the three months ended March 31, 2006 increased by $0.1 million, or 33.3%, to $0.4 million from $0.3 million in the comparable 2005 period. The increase in other operating and general expenses of $0.2 million is primarily related to an increase in professional fees of $0.1 million.
Income Tax (Benefit) Expense. Income tax expense for the three months ended March 31, 2006 and 2005 was $2.0 million and $2.1 million, respectively. The decrease of $0.1 million in income tax expense for the year ended March 31, 2006 from the same period in the prior year was due to the decrease in income before tax for the same period.
Net (Loss) Income. Net income after tax for the three months ended March 31, 2006 and 2005 was $4.0 million and $4.4 million, respectively. The decrease in net income after tax is a result of the factors discussed above.
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
     Our consolidated cash flow provided by operations was $2.5 million and $13.9 million for each of the three months ended March 31, 2006 and 2005, respectively. The cash flow provided by operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 decreased primarily due to a decrease in direct written premiums during the comparable period. In addition, the specific factors that led to the decline are as follows: a decrease in unpaid losses and loss adjustment expenses in the amount of $12.2 million and a decrease in the payable for securities in the amount of $7.3 million. Additionally, as a result of the conversion of six to twelve month policies and the decline in direct written premiums during the three months ended March 31, 2006, the change in cash flow related to premiums receivable was an increase of $16.5 million, partially offset by a decrease in unearned premiums in the amount of $15.6 million.
     For the three months ended March 31, 2006 and 2005, our consolidated cash flow used for investing activities was $3.9 million and $25.3 million, respectively. The decrease in cash used in investing activities for the three months ended March 31, 2006 as compared to the same period in the prior year is related primarily to the conversion of six month to twelve month policies which began on January 1, 2005. This conversion process led to an increase in premium writings for the period ended March 31, 2005 in the amount of $12.4 million which was subsequently invested by the Company. For the three months ended March 31, 2006 our direct written premiums decreased by $23 million to $37.3 million from $60.3 million in the comparable 2005 period.
     We had no cash flow from financing activities for each of the three months ended March 31, 2006 and 2005.
     The effective duration of our investment portfolio was 5.9 years as of March 31, 2006. By contrast, our liability duration was approximately 3.5 years as of March 31, 2006. We do not believe this difference in duration adversely affects our ability to meet our current obligations because we believe our cash flows from operations and investing activities are sufficient to meet those obligations. Pursuant to our tax planning strategy, we invested the $40.6 million received from the Ohio Casualty replacement carrier transaction in long-term bonds in accordance with Treasury Ruling Regulation 1.362-2, which allows us to defer the payment of income taxes on the associated replacement carrier revenue until the underlying securities are either sold or mature. The effective duration of our investment portfolio, when excluding these securities is reduced from 6.3 years to 3.5 years.
     Management believes that the current level of cash flow from operations and investing activities provides us with sufficient liquidity to meet our operating needs over the next 12 months. We expect to be able to continue to meet our operating needs after the next 12 months from internally generated funds. Since our ability to meet our obligations in the long term (beyond such 12-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs.
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
     The Company entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for the three months ended March 31, 2006 and 2005 was $229,370 and $229,738, respectively.
     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months ended March 31, 2006 and 2005 was $53,100 and $53,100, respectively.
     Aggregate minimum rental commitments of the Company as of March 31, 2006 are as follows:

Year	Amount
2006	650,699
2007	867,599
2008	796,799
2009 and thereafter	545,999

Total	$2,861,096

     In connection with the lease agreement, the Company obtained a letter of credit in the amount of $300,000 as security for payment of the base rent.
Investments
     As of March 31, 2006 and December 31, 2005, Proformance maintained a high quality investment portfolio.
     As of March 31, 2006 and December 31, 2005, we did not hold any securities that were not publicly traded, because our investment policy prohibits us from purchasing those securities. In addition, at those dates, we did not have any non-investment grade fixed income securities.
     As of December 31, 2005, fixed maturity securities having an unrealized loss of $1,773,955 a fair value of $184,473,102 and an amortized cost of $186,247,057 were in a continuous unrealized loss position for less than twelve months. As of March 31, 2006, available-for-sale fixed maturity securities having an unrealized loss of $2,848,945 a fair value of $183,913,862 and an amortized cost of $186,762,807 were in a continuous unrealized loss position for less than twelve months. As of March 31, 2006, held-to-maturity fixed maturity securities having an unrealized loss of $908,617 a fair value of $28,913,392 and an amortized cost of $29,822,009 were in a continuous unrealized loss position for less than twelve months

     As of December 31, 2005, equity and preferred securities having an unrealized loss of $255,490 a fair value of $2,902,740 and an amortized cost of $3,158,230 were in a continuous unrealized loss position for less than twelve months. As of March 31, 2006, equity and preferred securities having an unrealized loss of $112,637 a fair value of $2,310,137 and an amortized cost of $2,422,774 were in a continuous unrealized loss position for less than twelve months.
     As March 31, 2006, gross unrealized losses for available-for-sale totaled $3,995,257. This amount was calculated using the following data: $2,830,537 of unrealized losses related to securities of the U.S. Government, government agencies and authorities, $730,443 related to state, local and government agencies, $126,892 related to industrial and miscellaneous, $22,391 related to mortgage backed securities and $284,994 related to equity securities.
     As March 31, 2006, gross unrealized losses for held-to-maturity securities totaled $1,173,585. This amount was calculated using the following data: $ 89,773 of unrealized losses related to securities of the U.S. Government, government agencies and authorities, $103,032 related to state, local and government agencies and $980,780 related to industrial and miscellaneous.
     As more fully described above under “–– Critical Accounting Policies –– Investment Accounting Policy –– Impairment”, in accordance with the guidance of paragraph 16 of SFAS 115, should an other-than-temporary impairment be determined, we recognize such loss on the income statement and we write down the value of the security and treat the adjusted value as the new cost basis of the security.
     Our gross unrealized losses represented 1.69% of cost or amortized cost of the investment portfolio as of March 31, 2006. Fixed maturities represented 95.9% of the investment portfolio and 94.5% of the unrealized losses as of March 31, 2006.
     There are three equity and preferred securities having an unrealized loss of $172,357, a fair value of $1,159,883 and an amortized cost of $1,332,240 as of March 31, 2006 which has been in a continuous unrealized loss position for greater than 12 months. There were one hundred and nine available-for-sale fixed maturity securities having an unrealized loss of $861,318, a fair value of $46,445,946 and an amortized cost of $47,307,264 as of March 31, 2006 which have been in a continuous unrealized loss position for greater than 12 months. There were nine held-to-maturity fixed maturity securities having an unrealized loss of $264,968, a fair value of $12,029,321 and an amortized cost of $12,294,289 as of March 31, 2006 which have been in a continuous unrealized loss position for greater than 12 months.
     Our fixed income securities in an unrealized loss position have an average “AA1” credit rating by Moody’s, with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of our ongoing security monitoring process by our investment manager and investment committee, it was concluded that no securities in the portfolio were considered to be other than temporarily impaired as of March 31, 2006. We believe, with the investment committee’s confirmation, that securities that are temporarily impaired that continue to pay principal and interest in accordance with their contractual terms, will continue to do so.
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
     Our policy states that if the fair value of a security is less than the amortized cost, the security will be considered impaired. For investments classified as either held-to-maturity or available for sale, we need to consider writing down the investment to its fair value if the impairment is considered other than temporary. If a security is considered other-than-temporarily impaired pursuant to this policy, the cost basis of the individual security will be written down to the current market value. The amount of the write-down will be calculated as the difference between cost and fair market value and accounted for as a realized loss for accounting purposes which negatively impacts future earnings.
     As of March 31, 2006 and as of December 31, 2005, our fixed income portfolio was 63.2% and 62.3%, respectively, concentrated in U.S. government securities and securities of government agencies and authorities that carry an average rating of “Aaa” from Moody’s, respectively.
     The following summarizes our unrealized losses by designated category as of March 31, 2006.
Securities in an Unrealized Loss Position for Less than 6 Months

			Unrealized	% of Unrealized
	Amortized Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$86,321,634	$85,094,277	$(1,227,357)	(1.42)%
Equities	$1,422,774	$1,360,137	$(62,637)	(4.40)%
Securities in an Unrealized Loss Position for 6 to 12 Months

			Unrealized	% of Unrealized
	Amortized Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$130,263,181	$127,732,917	$(2,530,264)	(1.94)%
Equities	$1,000,000	$950,000	$(50,000)	(5.0)%
Securities in an Unrealized Loss Position for 12 to 24 Months

			Unrealized	% of Unrealized
	Amortized Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$59,601,553	$58,475,327	$(1,126,226)	(1.89)%
Equities	$1,332,240	$1,159,883	$(172,357)	(12.94)%
Securities with a Decline in Market Value Below Carrying Values Less than 20%

			Unrealized	% of Unrealized
	Amortized Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$276,186,369	$271,302,521	$(4,883,848)	(1.77)%
Equities	$3,309,969	$3,141,220	$(168,749)	(5.10)%

Securities with a Decline in Market Value below Carrying Values of 20%-50%

			Unrealized	% of Unrealized
	Amortized Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	—	—	—	—
Equities	$445,045	$328,800	$(116,245)	(26.12)%
Securities with a Decline in Market Value Below Carrying Values Greater than 50%

			Unrealized	% of Unrealized
	Amortized Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	—	—	—	—
Equities	—	—	—	—

Contractual Obligations
     The following table summarizes our long-term contractual obligations and credit-related commitments as of March 31, 2006.

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Loss and Loss Adjustment Expenses (1)	$62,668,141	$91,000,144	$30,958,812	$3,002,067	$187,629,164
Operating Lease Obligations (2)	$867,599	$1,611,298	$382,199	$––	$2,861,096

(1)	As of March 31, 2006 we had property and casualty reserves of $187.6 million. The amounts and timing of these obligations are not set contractually. Nonetheless, based on cumulative property and casualty claims paid over the last ten years, we anticipate that approximately 33.4% will be paid within a year, an additional 48.5% between one and three years, 16.5% between three and five years and 1.6% in more than five years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this payment estimate because of the potential impact from changes in:
•	the legal environment whereby court decisions and changes in backlogs in the court system could influence claim payout patterns.

•	our mix of business because property and first-party claims settle more quickly than bodily injury claims.

•	claims staffing levels — claims may be settled at a different rate based on the future staffing levels of the claim department.

•	reinsurance programs — changes in Proformance’s retention will influence the payout of the liabilities. As Proformance’s net retention increases, the liabilities will take longer to settle than in past years.

•	loss cost trends — increases/decreases in inflationary factors (legal and economic) will influence ultimate claim payouts and their timing.
(2)	Represents our minimum rental commitments as of March 31, 2006 pursuant to our seven-year lease agreement for the use of our office space and equipment at 4 Paragon Way, Freehold, NJ 07728 and our four-year lease agreement for the use of our office space and equipment at 3 Paragon Way, Freehold, NJ 07728.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, results of operations, revenues or expenses, liquidity, capital expenditures or capital resources.
Effects of Inflation
     We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates and claim costs.
Adoption of New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based

Compensation (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that began after June 15, 2005. The Company adopted the provisions of SFAS 123R effective January 1, 2006 at which time the pro forma disclosures previously permitted under SFAS 123 were no longer an alternative to financial statement recognition. Under SFAS 123R, the Company was required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The adoption of SFAS 123R did not have a material effect on the Company’s interim condensed consolidated financial statements for the three months ended March 31, 2006. For further details, please refer to Note 6 Share-based Compensation of our unaudited financial statements as of and for the three months ended March 31, 2006.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and how to measure such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 supersedes Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“EITF 03-1”) and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value (“Topic D-44”) and nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. The Company has complied with the disclosure requirements of FSP-115, which were effective for periods which began after December 15, 2005. The Company’s adoption of FSP 115-1 did not have a material impact on the Company’s consolidated financial statements.
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

	Fair Value
	-100 Basis Point	As of	+100 Basis Point
	Change	3/31/2006	Change
		($ in thousands)
Fixed maturities and preferred stocks	$307,342	$290,109	$272,877
Cash and cash equivalents	38,384	38,384	38,384

Total	$345,726	$328,493	$311,261

	Fair Value
	-100 Basis Point	As of	+100 Basis Point
	Change	12/31/2005	Change
		($ in thousands)
Fixed maturities and preferred stocks	$295,709	$278,892	$262,075
Cash and cash equivalents	39,837	39,837	39,837

Total	$335,546	$318,729	$301,912
Equity Risk
     Equity risk is the risk that we will incur economic losses due to adverse changes in the prices of equity securities in our investment portfolio. Our exposure to changes in equity prices primarily result from our holdings of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values of our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimate that such a decline in equity market prices would decrease the market value of our equity investments by approximately $1,262,018 and $1,283,629 respectively, based on our equity positions as of March 31, 2006 and December 31, 2005.
     As of March 31, 2006, approximately 4.1 % of our investment portfolio were invested in equity securities. We continuously evaluate market conditions regarding equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.

Credit Risk
     We have exposure to credit risk as a holder of fixed income securities. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines to reduce our credit risk. As of March 31, 2006, approximately 63.2% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, 34.3% was invested in other fixed income securities rated “Aaa”/“Aa” by Moody’s, and 2.5% was invested in fixed income securities rated “A” by Moody’s. As of March 31, 2006, we do not own any securities with a rating of less than “A.”
     We are also subject to credit risks with respect to our third-party reinsurers. Although reinsurers are liable to us to the extent we cede risks to them, we are ultimately liable to our policyholders on all these risks. As a result, reinsurance does not limit our ultimate obligation to pay claims to policyholders and we may not be able to recover claims made to our reinsurers.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
     As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded, as of the end of the period covered by this report, that because of the material weaknesses in internal control over financial reporting previously identified by management that are still in the process of being remediated, as described below, our disclosure controls and procedures were not effective as of March 31, 2006.
Changes in Internal Control over Financial Reporting
     Except as set forth below, there was no change in our internal control over financial reporting during the three months ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
     Our management and independent registered public accounting firm previously determined that there were material weaknesses in our internal controls over financial reporting. In 2003, we recognized a need to enhance our financial reporting resources and processes, in particular as we prepared for our initial public offering. Accordingly, we took and will continue to take steps to enhance our financial reporting resources and processes, including, among others, hiring Frank J. Prudente as Executive Vice President, Treasurer and Chief Accounting Officer (Principal Financial Officer).
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
•	we designated Frank J. Prudente as our Chief Accounting Officer and gave him authority and responsibility with respect to all accounting matters to enhance proper end-of-period reporting and data quality issues;

•	we hired Bruce C. Bassman as Senior Vice President and Chief Actuarial Officer, which we believe has enhanced our ability to report end-of-period balances;

•	we hired an internal audit manager;

•	we replaced our director of GAAP financial reporting;

•	during the period ended September 30, 2005, we hired a new director of information technology reporting directly to Bruce C. Bassman;

•	we are in the process of completing the implementation of a new reinsurance accounting system which is addressing the material weaknesses in our reinsurance accounting by eliminating our use of manual spreadsheets; and which is expected to be operational by the end of the second quarter of 2006;

•	we have upgraded our systems for accounting for premiums receivable by working with the vendor for that system, who has performed a diagnostic on that system, which has enhanced our ability to properly record premium receivable balances at the end of reporting periods;

•	On December 19. 2005, we engaged KPMG, a registered public accounting firm to provide the Company with accounting and financial reporting advisory services.
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

PART II
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors
     Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On April 21, 2005, we sold 6,650,000 shares of our common stock at $12.00 per share in our initial public officering (IPO). Of this amount, 665,000 shares of our common stock were sold in the IPO by a selling shareholder, for which we received no proceeds. Citigroup Global Markets Inc. acted as the sole bookrunning manager of the IPO, and, together with Cochran, Caronia Securities LLC, Dowling & Partners Securities, LLC, Fox-Pitt, Kelton Inc. and Sandler O’Neill & Partners, L.P., acted as representatives of the underwriters. Total offering proceeds to us were approximately $72 million, less the underwriting discount of approximately $5 million and total fees and expenses of the IPO of approximately $5 million. Accordingly, we received net proceeds of approximately $62 million.
     We used the proceeds to contribute $52,000,000 to Proformance, which increased its statutory surplus. The remainder of the capital raised will be used for general corporate purposes, including but not limited to possible additional increases to the capitalization of the existing subsidiaries.
     A summary of the terms of the IPO can be found in our Registration Statement on Form S-1, as amended (File No. 333-117804), which was declared effective by the SEC on July 30, 2004.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following documents are filed as part of this report:
11.1	Statement re computation of per share earnings*

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL ATLANTIC HOLDINGS CORPORATION
By:	/s/ James V. Gorman
James V. Gorman
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Frank J. Prudente
Frank J. Prudente
Executive Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: May 15, 2006