Form 10-Q
period 2006-06-30
NATIONAL ATLANTIC HOLDINGS CORP
filed 2006-08-11
CIK 946492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-51127
NATIONAL ATLANTIC HOLDINGS CORPORATION
(Exact name of Registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or	22-3316586 (I.R.S. Employer Identification No.)
organization)

4 Paragon Way Freehold, NJ	07728 (Zip Code)
(Address of Registrant’s principal executive
offices)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 11, 2006, there were outstanding 11,259,100 Common Shares, no par value per share, of the Registrant.

Page
Number
PART I

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	38

PART II

Item 1. Legal Proceedings	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Submission of Matters to a Vote of Security Holders	40
Item 5. Other Information	40
Item 6. Exhibits	40

EX-11.1: STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

EX-31.1: CERTIFICATION

EX-31.2: CERTIFICATION

EX-32.1: CERTIFICATION

EX-32.2: CERTIFICATION
EX-11.1: STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

i

PART I
Item 1. Financial Statements.
NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)

Assets:

Investments: (Note 4)
Fixed maturities held-to-maturity (fair value at June 30, 2006 and December 31, 2005 was $39,947 and $0, respectively)	$42,200	$—
Fixed maturities available-for-sale (amortized cost at June 30, 2006 and December 31, 2005 was $261,926 and $281,010, respectively)	256,866	278,384
Equity securities (cost at June 30, 2006 and December 31, 2005 was $9,515 and $12,636, respectively)	9,894	12,836
Short-term investments (cost at June 30, 2006 and December 31, 2005, was $450 and $8,800, respectively)	450	8,800

Total investments	309,410	300,020

Cash and cash equivalents	32,788	39,836
Accrued investment income	3,659	3,560
Premiums receivable — net (allowance for doubtful accounts at June 30, 2006 and December 31, 2005 was $29 and $19, respectively)	56,421	49,926
Reinsurance recoverables and receivables	37,633	41,057
Deferred acquisition costs	17,396	17,134
Property and equipment — Net	2,115	2,062
Taxes recoverable	—	1,152
Other assets	8,793	7,989

Total assets	$468,215	$462,736

Liabilities and Stockholders’ Equity:
Liabilities:
Unpaid losses and loss adjustment expenses	$205,581	$219,361
Unearned premiums	89,343	81,546
Accounts payable and accrued expenses	3,097	2,578
Deferred income taxes	10,163	11,069
Taxes payable	860	—
Other liabilities	16,043	9,973

Total liabilities	325,087	324,527

Commitments and Contingencies	—	—

Stockholders’ equity:
Common Stock, $0.01 par value (50,000,000 shares authorized; 11,283,890, and 11,202,190 shares issued as of June 30, 2006 and December 31, 2005, respectively)	97,558	97,458
Retained earnings	49,366	42,353
Accumulated other comprehensive loss	(3,796)	(1,602)

Total stockholders’ equity	143,128	138,209

Total liabilities and stockholders’ equity	$468,215	$462,736

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Net premiums earned	$38,464	$41,739	$77,310	$89,109
Net investment income	4,000	3,068	7,789	5,350
Realized gains (losses) on investments — net	113	(16)	298	376
Other income	421	427	793	713

Total revenue	42,998	45,218	86,190	95,548

Costs and Expenses:
Loss and loss adjustment expenses incurred	25,240	32,056	50,386	64,883
Underwriting, acquisition and insurance related expenses	12,388	10,250	24,048	20,958
Other operating and general expenses	772	596	1,191	931

Total costs and expenses	38,400	42,902	75,625	86,772

Income before income taxes	4,598	2,316	10,565	8,776
Provision for income taxes	1,571	751	3,553	2,838

Net Income	$3,027	$1,565	$7,012	$5,938

Net income per share Common Stock — Basic	$0.27	$0.16	$0.63	$0.81
Net income per share Common Stock — Diluted	$0.26	$0.15	$0.61	$0.77
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the six months ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Net Income	$7,012	$5,938

Other comprehensive income — net of tax:
Net holding (losses) gains arising during the period	(1,864)	164
Reclassification adjustment for realized losses included in net income	376	46
Reclassification adjustment for unrealized losses on transfer to held-to-maturity — net	(706)	—

Total other comprehensive (loss) income	(2,194)	210

Comprehensive Income	$4,818	$6,148

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the periods ended June 30, 2006 and 2005
(in thousands, except share data)

								Accumulated
	Class A		Class B					Other	Total
	Common Stock		Common Stock		Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Equity

Balance at December 31, 2004	2,747,743	$3,002	2,194,247	$28,738	—	$—	$35,917	$182	$67,839

Issuance of Common Stock related to IPO	—	—	—	—	5,985,000	62,198	—	—	62,198

Conversion of Class A and Class B Common Stock	(2,747,743)	(3,002)	(2,194,247)	(28,738)	4,941,990	31,740	—	—	—

Amortization of 2002 and 2003 options	—	—	—	—	—	240	—	—	240

Net Income	—	—	—	—	—	—	5,938		5,938

Other comprehensive income	—	—	—	—	—	—	—	210	210

Balance at June 30, 2005 (unaudited)	—	—	—	—	10,926,990	$94,179	$41,855	$392	$136,426

Balance at December 31, 2005	—	—	—	—	11,202,190	$97,458	$42,353	$(1,602)	$138,209

Execution of stock options	—	—	—	—	81,700	103	—	—	103

Amortization of options	—	—	—	—	—	(3)	—	—	(3)

Net Income	—	—	—	—	—	—	7,012		7,012
Other comprehensive loss	—	—	—	—	—	—	—	(1,488)	(1,488)
Unrealized loss on transfer to held-to-maturity	—	—	—	—	—	—	—	(751)	(751)
Amortization of Unrealized loss	—	—	—	—	—	—	—	45	45

Balance at June 30, 2006 (unaudited)	—	—	—	—	11,283,890	$97,558	$49,366	($3,796)	$143,128

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,012	$5,938
Adjustment to reconcile net income to net cash provided (used in) operating activities:
Depreciation and amortization	235	251
Amortization of premium/discount on bonds	442	528
Realized (gains) on investment sales	(298)	(376)
Changes in:
Deferred income taxes	(139)	(1,007)
Premiums receivable	(6,495)	(30,779)
Reinsurance recoverables and receivables	3,424	(8,357)
Receivable from Ohio Casualty	—	4,350
Receivable from Sentry	—	1,250
Deferred acquisition costs	(262)	(3,347)
Accrued interest income	(99)	(1,127)
Income taxes recoverable	1,152	—
Other assets	(805)	(80)
Unpaid losses and loss adjustment expenses	(13,781)	16,381
Stock option amortization	(3)	240
Accounts payable and accrued expenses	519	(319)
Unearned premiums	7,798	28,965
Income taxes payable	860	560
Other liabilities	6,069	3,489

Net cash provided by operating activities	5,629	16,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(287)	(853)
Purchases of fixed maturity securities — available for sale	(36,792)	(118,874)
Sales and maturities of fixed maturity investments — available-for-sale	12,528	70,289
Purchases of equity securities	—	(18,275)
Sales of equity securities	3,421	9,448
Sales of short-term investments — net	8,350	(638)

Net cash (used in) investing activities	(12,780)	(58,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock—net	103	62,198

Net cash provided by financing activities	103	62,198

Net (decrease) increase in cash	(7,048)	19,855
Cash and cash equivalents — beginning of period	39,836	15,542

Cash and cash equivalents — end of period	$32,788	$35,397

Cash paid during the period for:
Income taxes	1,320	3,107

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
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
     NAHC also has a controlling interest (80 percent) in Niagara Atlantic Holdings Corporation and Subsidiaries (Niagara), which is a New York corporation. Niagara was incorporated on December 29, 1995. The remaining interest (20 percent) is owned by New York agents. Niagara was established as a holding company in order to execute a surplus debenture and service agreement with Capital Mutual Insurance (CMI). As of June 5, 2000, CMI went into liquidation and is under the control of the New York State Insurance Department. CMI is no longer writing new business and therefore neither is Niagara. Niagara had $0 equity value as of June 30, 2006 and December 31, 2005. NAHC has no remaining obligations as it relates to the agreement.
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
     On April 21, 2005, an initial public offering of 6,650,000 shares of the Company’s common stock (after the 43-for-1 stock split) was completed. The Company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters’ discount) of $62,198,255. The Company contributed $43,000,000 to Proformance, which increased its statutory surplus. The additional capital will permit the Company to reduce its reinsurance purchases and to retain more of the direct written premiums produced by its Partner Agents. On May 8, 2006, the Company contributed an additional $9,000,000 to Proformance, thereby further increasing its statutory surplus. The remainder of the capital raised will be used for general corporate purposes, including but not limited to possible additional increases to the capitalization of the existing subsidiaries.
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

2. Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the interim periods presented have been made. Operating results for the three months or six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s form 10-K/A (File No. 000-51127) filed by the Company with the Securities and Exchange Commission on April 11, 2006.
     Certain reclassifications of prior period balances were made to allow for comparability with current period presentation.
3. Adoption of New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees . SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that began after June 15, 2005. The Company adopted the provisions of SFAS 123R effective January 1, 2006 at which time the pro forma disclosures previously permitted under SFAS 123 were no longer an alternative to financial statement recognition. Under SFAS 123R, the Company was required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. For further details, please refer to Note 6 Share-based Compensation.
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
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which provides guidance on accounting for a tax position taken or expected to be taken in a tax return. The guidance in FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the method of adoption and whether that adoption will have a material impact on the Company’s consolidated financial statements.

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
     On January 1, 2006, the Company reduced the cost basis of the transferred securities to the fair value as of that date. The Company recorded, as a component of accumulated other comprehensive loss on the balance sheet, an unrealized loss on the transfer of securities to held-to-maturity from available-for-sale in the amount of $750,917. On January 1, 2006, the Company began to amortize over the life of the investments as an adjustment of yield, in a manner consistent with the amortization of any premium or discount on the statement of income and accumulated other comprehensive loss on the balance sheet, amortization of the unrealized loss. For the three months and six months ended June 30, 2006, the Company amortized $22,631 and $45,262, respectively.
     The amortized cost and estimated market value of the held-to-maturity investment portfolio, classified by category, as of June 30, 2006 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
Fixed maturities:
U.S. Government, government agencies and authorities	$6,790,551	—	$(398,174)	$6,392,377
State, local government and agencies	2,850,473	—	(164,913)	2,685,560
Industrial and miscellaneous	32,558,636	—	(1,689,295)	30,869,341

Total fixed maturities	42,199,660	—	(2,252,382)	39,947,278

Total Investments — Held-to-Maturity	$42,199,660	—	$(2,252,382)	$39,947,278

     The amortized cost and estimated market value of the available-for-sale investment portfolio, classified by category, as of June 30, 2006 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	(Losses)	Value
Fixed maturities:
U.S. Government, government agencies and authorities	$185,792,866	$3,262	$(3,890,849)	$181,905,279
State, local government and agencies	69,231,998	37,401	(1,017,816)	68,251,583
Industrial and miscellaneous	5,702,939	196	(167,105)	5,536,030
Mortgage-backed securities	1,198,581	836	(26,702)	1,172,715

Total fixed maturities	261,926,384	41,695	(5,102,472)	256,865,607

Other Investments:
Short-term investments	450,000	—	—	450,000
Equity securities	9,515,234	540,189	(161,534)	9,893,889

Total Investments — Available-for-Sale	$271,891,618	$581,884	$(5,264,006)	$267,209,496

     The amortized cost and estimated market value of the investment portfolio, classified by category, as of December 31, 2005 are as follows:

	Cost/	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Market Value
Fixed maturities:
U.S. Government, government agencies and authorities	$170,627,486	$21,928	$(1,756,164)	$168,893,250
State, local government and agencies	69,462,854	283,797	(456,673)	69,289,978
Industrial and miscellaneous	39,691,216	124,113	(834,448)	38,980,881
Mortgage-backed securities	1,228,665	5,157	(14,430)	1,219,392

Total fixed maturities	281,010,221	434,995	(3,061,715)	278,383,501

Other Investments:
Short-term investments	8,800,000	—	—	8,800,000
Equity securities	12,636,230	525,887	(325,820)	12,836,297

Total Investments	$302,446,451	$960,882	$(3,387,535)	$300,019,798

     The fair values of held-to-maturity securities at June 30, 2006 by contractual maturity are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized Value	Fair Value
	(Unaudited)	(Unaudited)
Due in one year or less	—	—
Due in one year through five years	—	—
Due in five years through ten years	$29,493,559	$28,139,342
Due in ten through twenty years	12,478,632	11,601,471
Due in over twenty years	227,469	206,465

Total	$42,199,660	$39,947,278

     The fair values of available-for-sale securities at June 30, 2006 by contractual maturity are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized Value	Fair Value
	(Unaudited)	(Unaudited)
Due in one year or less	6,053,646	6,032,897
Due in one year through five years	69,473,115	68,530,482
Due in five years through ten years	$134,000,871	$131,021,330
Due in ten through twenty years	50,688,238	49,596,652
Due in over twenty years	511,933	511,532
Mortgage-Backed Securities	1,198,581	1,172,714

Total	$261,926,384	$256,865,607

     For the three months and six months ended June 30, 2006, the Company held no investments that were below investment grade or not rated by an independent rating agency.
     Proceeds from sales of fixed maturity and equity securities and gross realized gains and losses on sales as well as other-than-temporary impairment charges are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Proceeds	6,629,287	18,961,594	15,948,642	79,736,890
Gross realized gains	226,018	63,284	419,843	536,906
Gross realized losses	(112,826)	(78,909)	(122,202)	(160,431)

     There were no securities that were considered to be other-than-temporarily impaired as of December 31, 2005. No other than temporary impairments were recognized for the three months or six months ended June 30, 2006.
     There are fifteen held-to-maturity fixed maturity securities, having an unrealized loss of $806,570, a fair value of $13,272,847 and an amortized cost of $14,079,417 as of June 30, 2006, which have been in a continuous unrealized loss position for less than six months.
     There are eleven held-to-maturity fixed maturity securities, having an unrealized loss of $791,761, a fair value of $15,023,078 and an amortized cost of $15,814,839 as of June 30, 2006, which have been in a continuous unrealized loss position between six and twelve months.
     There are nine held-to-maturity fixed maturity securities, having an unrealized loss of $654,051, a fair value of $11,651,353 and an amortized cost of $12,305,404 as of June 30, 2006, which have been in a continuous unrealized loss position for greater than twelve months.
     There are one hundred forty-seven available-for-sale fixed maturity securities, having an unrealized loss of $417,186, a fair value of $53,263,761 and an amortized cost of $53,680,947 as of June 30, 2006, which have been in a continuous unrealized loss position for less than six months.
     There are one hundred ninety nine available-for-sale fixed maturity securities, having an unrealized loss of $2,785,398 a fair value of $113,286,193 and an amortized cost of $116,071,591 as of June 30, 2006 which have been in a continuous unrealized loss position between six and twelve months.
     There are one hundred fifty three available-for-sale fixed maturity securities, having an unrealized loss of $1,899,888, a fair value of $78,421,409 and an amortized cost of $80,321,297 as of June 30, 2006, which have been in a continuous unrealized loss position for greater than twelve months.
     There is one equity security, having an unrealized loss of $3,262, a fair value of $247,135 and an amortized cost of $250,397 as of June 30, 2006, which has been in a continuous unrealized loss position for less than six months.
     There are two equity and preferred securities, having an unrealized loss of $158,272, a fair value of $830,273 and an amortized cost of $988,545 as of June 30, 2006, which have been in a continuous unrealized loss position for greater than twelve months
     The components of net investment income earned were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Investment income:
Interest income	$3,946,924	$2,891,185	$7,676,502	$5,010,185
Dividend income	$77,970	215,674	180,585	422,249

Investment income	4,024,894	3,106,859	7,857,087	5,432,434
Investment expenses	(25,604)	(39,052)	(68,378)	(82,601)

Net investment income	$3,999,290	$3,067,807	$7,788,709	$5,349,833

     During the first six months of 2006, the portfolio experienced a decrease in market value caused by a rise in 30-year interest rates, as the 30-year Treasury yield increased from 4.55% to 5.19% during the period, representing a decrease in market value of .64 points. During the same timeframe, the 10-year Treasury yield rose from 4.37% on December 31, 2005 to 5.14% on June 30, 2006. This represented a decrease in market value of the benchmark 10-year Treasury of approximately .77 points. Given the strength of the overall economic recovery and the announced policies of the U.S. Federal Reserve, the Company anticipates the possibility of some further rise in interest rates over the remainder of 2006. A rise in overall interest rates may have a negative impact on the market valuation of the Company’s fixed income portfolio. The Company’s book value will generally increase when interest rates decrease and decrease when interest rates increase.
     Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Company’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. As of June 30, 2006, the Company has, after evaluation, concluded that the above-mentioned securities with unrealized losses totaling $7.6 million, are not other than temporarily impaired.
5. Reserves for Losses and Loss Adjustment Expenses
     The changes in unpaid losses and loss adjustment expense reserves are summarized as follows (in thousands):

	For the six		For the
	months ended		year ended
	June 30,		December 31,
	2006	2005	2005
Balance as of beginning of year	$219,361	$184,283	$184,283
Less reinsurance recoverable on unpaid losses	(28,069)	(24,936)	(24,936)

Net balance as of beginning of period	191,292	159,347	159,347

Incurred related to:
Current period	50,397	62,003	122,728
Prior period	(11)	2,880	10,066

Total incurred	50,386	64,883	132,794

Paid related to:
Current period	12,652	15,668	42,301
Prior period	47,986	34,653	58,548

Total paid	60,638	50,321	100,849

Net balance as of period end	181,040	173,909	191,292
Plus reinsurance recoverable on unpaid losses	24,541	26,754	28,069

Balance as of period end	$205,581	$200,663	$219,361

     For the three months ended June 30, 2006, reserves decreased by $6.9 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to growth in commercial lines business which traditionally exhibits lower loss ratios and improvement in our claims frequency for personal auto.
     For the six months ended June 30, 2006, reserves decreased by $14.9 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to growth in commercial lines business which traditionally exhibits lower loss ratios and improvement in our claims frequency for personal auto.
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
     The following table presents the Company’s pro forma net income (loss) for the three months and six months ended June 30, 2005, assuming the Company had used the fair value method (SFAS No. 123) to recognize compensation expense with respect to its options:

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005
Net income — as reported	$1,565,311	$5,937,937
Plus: Stock-based employee compensation expense recorded against income	113,654	240,387
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(116,114)	(244,156)

Pro forma net income	$1,562,851	$5,934,168

Net income per weighted average shareholding
Basic — as reported	$0.16	$0.81
Basic — proforma	$0.16	$0.81
Diluted — as reported	$0.15	$0.77
Diluted — proforma	$0.15	$0.77
     The adoption of SFAS 123R’s fair value method has not resulted in additional share-based expense (a component of other operating and general expenses) in relation to stock options for the quarter ended June 30, 2006 as all outstanding options were fully vested as of January 1, 2006. Therefore, for the three months and six months ended June 30, 2006, the adoption of SFAS 123R in relation to stock options has not effected net income or earnings per share.
     The above pro forma information has been determined as if the Company had accounted for its employees’ stock options under the fair value method. The fair value of employee stock-options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

As of
June 30,
2005
Volatility factor	33.5%
Risk-free interest yield	3.70%
Dividend yield	0.0%
Average life	3 years

     The following table summarizes information with respect to stock options outstanding as of June 30, 2006:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance Outstanding at January 1, 2005	672,950	$2.06

Granted	275,200	$1.71
Exercised	(275,200)	$(1.71)
Forfeited	(275,200)	$(1.71)

Balance Outstanding at December 31, 2005	397,750	$2.31

Granted	—	$—
Exercised	(81,700)	$(1.26)
Forfeited	—	$—

Balance Outstanding at June 30, 2006	316,050	$2.59

     The following table summarizes information about stock options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
		Weighted Average
Range of	Number of Stock	Contractual Life	Weighted Average	Number of Stock	Weighted Average
Exercise Prices	Options	(in yrs)	Exercise Price	Options	Exercise Price
0.60	43,000	6.20	0.60	43,000	0.60
.98 - 1.29	47,300	2.44	0.98	47,300	0.98
2.5 - 2.89	182,750	2.04	2.63	182,750	2.63
6.14	43,000	7.04	6.14	43,000	6.14

	316,050	3.56	2.59	316,050	2.59

     As of December 31, 2005, all of the Company’s options were fully vested and the Company did not award any options during the three months and six months ended June 30, 2006.
     During the three months and six months ended June 30, 2006, 60,200 and 81,700 share options were exercised for the Company’s common stock. During the three months and six months ended June 30, 2006, the Company received consideration of approximately $77,658 and $102,727, respectively, from the exercise of the options.
     On March 21, 2006, the Board of Directors of National Atlantic Holdings Corporation (NAHC) approved the Compensation Committee’s recommendation to grant 343,000 stock appreciation rights (SARS) to the executive officers and other key employees under the Company’s 2004 Stock and Incentive Plan. The SARS were granted with a base price of $9.94 per share, which was the closing price of the Company’s common stock on the Nasdaq National Market on the date of grant.
     The following table summarizes information with respect to stock appreciation rights outstanding as of June 30, 2006:

	Number of	Weighted Average
	SARS	Grant Price
Balance Outstanding at January 1, 2006	—	—

Granted	343,000	$9.94
Exercised	—	—
Forfeited	—	—

Balance Outstanding at June 30, 2006	343,000	$9.94

     In accordance with SFAS 123R, the Company records share based compensation liabilities at fair value or a portion thereof (depending upon the percentage of requisite service that has been rendered at the reporting date) based on the Black-Scholes valuation model and continues to remeasure the liability at each reporting date through the date of settlement; consequently, compensation cost recognized through each period of the vesting period (as well as each period throughout the date of settlement) will vary based on the awards fair value and the accelerated vesting schedule.
     The fair-value of stock-based compensation awards (SARS) was estimated at June 30, 2006 using the Black-Scholes valuation model with the following weighted average assumptions:

As of
June 30,
2006
Volatility factor	30.1%
Risk-free interest yield	5.1%
Dividend yield	0.0%
Average life	5.8 years
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
     As a result of the adoption of SFAS 123R, the Company has reported, as a component of other liabilities on the balance sheet and other operating and general expenses on the statement of income, share-based compensation liability of approximately $389,000 at June 30, 2006. For the three months and six months ended June 30, 2006, this additional share-based compensation lowered pre-tax earnings by $344,000 and $389,000, respectively, lowered net income by $226,280 and $256,740, respectively, and lowered basic earnings per share by $0.02 and $0.02, respectively.
     At June 30, 2006, the aggregate fair value of all outstanding SARS was approximately $1,195,000 with a weighted average remaining contractual term of 9.72 years. The total compensation cost related to non-vested awards not yet recognized was approximately $806,000 with an expense recognition period of 2 years and 6 months.
7. Contingencies and Commitments
     In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company’s financial position, operating results or cash flows.
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
     Operating Leases — The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for the three months and six months ended June 30, 2006 was $230,224 and $459,594, respectively, as compared with $218,290 and $448,028, respectively, for the comparable periods in the 2005 year.

     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months and six months ended June 30, 2006 was $53,100 and $106,200, respectively, as compared with $53,100 and $106,200, respectively, for the comparable periods in the 2005 year.
     Aggregate minimum rental commitments of the Company as of June 30, 2006 are as follows:

Year	Amount
2006	433,799
2007	867,599
2008	796,799
2009 and thereafter	545,999

Total	$2,644,196

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
     For the three months and six months ended June 30, 2006, Proformance was assessed $0 and $0, respectively, as its portion of the losses due to insolvencies of certain insurers, as compared with $0 and $0, respectively, for the comparable periods in the 2005 year. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments. In the event that the required assessment is greater than the amount accrued for via surcharges, the Company has the ability to increase its surcharge percentage to re-coup that amount. As of June 30, 2006 and 2005, the Company recorded $4,416,130 and $3,987,653, respectively as payable to NJPLIGA.
     A summary of the activity related to the change in NJPLIGA payable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Collected	$842,567	$1,007,413	$1,439,411	$1,704,560
Paid	—	—	—	2,370,085

     The Board of Directors of the NJPLIGA reviewed the funding needs of the Unsatisfied Claim and Judgment Fund (UCJF) and NJPLIGA and authorized assessments for each entity in 2006. The Board of Directors of NJPLIGA determined it was necessary to assess carriers for the UCJF uninsured motorist and pedestrian personal injury protection responsibilities with a 1.00% assessment of each carrier’s automobile liability net direct written premium. The UCJF, as of January 2004, is responsible for payment of pedestrian PIP claims previously paid directly by auto insurers. These assessments reflect the cost of those claims and will be adjusted accordingly going forward. For the three and six months ended June 30, 2006, Proformance was assessed $1,009,652 and $1,009,652, respectively as compared with $1,226,964 and $1,226,964, respectively for the comparable periods in 2005. The net assessment payable by the Company is $1,009,652 as of June 30, 2006. This amount is reflected as reinsurance payable and ceded written premiums and is not recoverable by the Company.
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
     As of June 30, 2006 we have entered into a LAD agreement pursuant to which the PAIP business assigned to us by the State of New Jersey is transferred to Clarendon National Insurance Company and Auto One Insurance Company (which assigned its rights and obligations under the LAD agreement to The Camden Fire Insurance Association, effective May 1, 2006) which write and service the business in exchange for an agreed upon fee. For the three months and six months ended June 30, 2006, the Company was assessed LAD fees of $27,487 and $57,835, respectively, in connection with payments to Clarendon National Insurance Company under the LAD agreement as compared with $137,831 and $278,244, respectively, for the comparable periods in the 2005 year. For the three months and six months ended June 30, 2006, the Company was assessed LAD fees of $12,375 and $12,375, respectively, in connection with payments to Auto One Insurance Company under the LAD agreement as compared with $56,024 and $101,180 respectively for the comparable periods in the 2005 year. For the three months and six months ended June 30, 2006, the Company received reimbursements of $0 and $15,636, respectively, in connection with payments made to Auto One Insurance Company during the prior year as compared with $0 and $8,066, respectively, for the comparable periods in the 2005 year. For the three months and six months ended June 30, 2006 and 2005, the Company would have been assigned $797,251 and $1,404,209 of premium, respectively, by the State of New Jersey under PAIP, if not for the LAD agreements that were in place as compared with $3,852,602 and $7,789,755, respectively, for the comparable periods in the 2005 year. These amounts served as the basis for the fees to be paid to the LAD carriers.
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
     Proformance records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the three months and six months ended June 30, 2006, the Company has been assigned $249,087 and $525,858 of premiums, respectively, by the State of New Jersey under the CAIP as compared with $459,995, and $930,256, respectively, for the comparable periods in the 2005 year. For the three months and six months ended June 30, 2006, the Company has been assigned $319,915 and $703,864 of losses, respectively by the State of New Jersey under the CAIP as compared with $391,768 and $722,109, respectively for the comparable periods in the 2005 year. On a quarterly basis, the State of New Jersey remits a member a participation report and a cash settlement report. The net result of premiums assigned less paid losses, losses and loss adjustment expenses and other expenses plus investment income results in a net cash settlement due to or from the participating member. The reserving related to these assignments is calculated by the State of New Jersey with corresponding entries recorded on the Company’s financial statements.
New Jersey Automobile Insurance Risk Exchange
     The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company’s participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as other underwriting, acquisition and insurance related expenses. For the three months and six months ended June 30, 2006, we have been assessed $393,818 and $783,061, respectively, by NJAIRE, as compared with $471,604 and $1,019,149, respectively for the comparable periods in the 2005 year. These assessments represent amounts to be paid to NJAIRE as it relates to the Company’s participation in its plan. For the three months and six months ended June 30, 2006, the Company received reimbursements of prior period assessments in the amount of $261,472 and $530,730, respectively as compared with $348,443 and $699,553, respectively for the comparable periods in the 2005 year.

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
     The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net Income applicable to common stockholders	$3,027,259	$1,565,311	$7,011,953	$5,937,937

Weighted average common shares — basic	11,250,350	9,796,490	11,215,496	7,369,240
Effect of dilutive securities:
Options	229,050	321,142	229,050	321,142

Weighted average common shares — diluted	11,479,400	10,117,632	11,444,546	7,690,382

Basic Earnings Per Share	$0.27	$0.16	$0.63	$0.81

Diluted Earnings per Share	$0.26	$0.15	$0.61	$0.77

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
     On April 21, 2005, an initial public offering of 6,650,000 shares of the Company’s common stock (after the 43-for-1 stock split) was completed. The Company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters discount) of $62,198,255. The Company contributed $43,000,000 to Proformance, which increased its statutory surplus. The additional capital will permit the Company to reduce its reinsurance purchases and to retain more of the direct written premiums produced by its Partner Agents. On May 8, 2006, the Company contributed an additional $9,000,000 to Proformance, thereby further increasing its statutory surplus. The remainder of the capital raised will be used for general corporate purposes, including but not limited to possible additional increases to the capitalization of the existing subsidiaries.
10. Replacement Carrier Transactions
Hanover Insurance Company
     On February 21, 2006 the Company announced that its subsidiary, Proformance Insurance Company, had entered into a replacement carrier transaction with Hanover Insurance Company (“Hanover”) whereby Hanover will transfer its renewal obligations for New Jersey auto, homeowners, dwelling fire, personal excess liability and inland marine policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance will offer renewal policies to approximately 16,000 qualified policyholders of Hanover. The Company and Proformance received approval of this transaction from the New Jersey Department of Banking and Insurance (NJDOBI) on February 16, 2006.
     Upon the Closing on February 21, 2006, Proformance paid Hanover a one-time fee of $450,000 in connection with this transaction. In addition, within 30 days of the closing, $100,000 was due to Hanover to reimburse Hanover for its expenses associated with this transaction. In addition, the Company will make two annual payments equal to 5% of the written premium of the retained business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been or will be recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the three months and six months ended June 30, 2006, the Company has amortized $68,750 and $91,667 of the one-time fee and other expenses paid to Hanover. For the three and six months ended June 30, 2006, the Company has amortized $13,368 and $13,370 of the payment due Hanover based on 5% of the direct written premium.
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
     Upon the Closing, Proformance was required to pay to The Hartford a one-time fee of $150,000. In addition, a one-time payment equal to 5% of the written premium of the retained business will be paid to The Hartford within 45 days of the end of the twelve-month non-renewal period. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been or will be recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the three months and six months ended June 30, 2006, the Company has amortized $37,500 and $50,000 of the one-time fee paid to The Hartford. For the three and six months ended June 30, 2006, the Company has amortized $16,244 and $16,285 of the payment due Hanover based on 5% of the direct written premium.
     The Hartford is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any Replacement Carrier Revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.
11. Subsequent Events
     On July 5, 2006, the Board of Directors of the Company authorized the repurchase of a maximum of 1,000,000 shares and a minimum of 200,000 shares of capital stock of the corporation within the next twelve months. As of August 11, 2006, the Company had repurchased 24,790 shares with an average price of $9.35. As of August 11, 2006, the Company is authorized to repurchase an additional 975,210 shares with a minimum requirement of 175,210 shares.
     The following table summarizes information with respect to the capital stock repurchase as of August 11, 2006:

	Number of Shares		Average
	Maximum	Minimum	Price
Balance at July 5, 2006	1,000,000	200,000
Repurchased	24,790	24,790	$9.35

Balance at July 31, 2006	975,210	175,210
Repurchased	—	—	$—

Balance at August 15, 2006	975,210	175,210

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
     During the three months and six months ended June 30, 2006, the highly competitive nature of the New Jersey auto insurance market continued to increase as it did in 2005. In response to this continued increase in the competitive landscape of the New Jersey auto insurance market we filed for and received approval for various rate changes designed so that our rates remained competitive for the segment of the New Jersey auto insurance market that we focus on. In addition, our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers. For the three months and six months ended June 30, 2006, commercial insurance business increased 47.2% and 51.1% as compared to the same periods in the prior year. We have also experienced continued success in packaging the mono-line auto business with the related homeowners policy, thereby further increasing our package policy percentage.
     2005 was a transitional year for National Atlantic. The $62 million in net proceeds raised through our IPO in April 2005 strengthened our financial position, which we believe put us in a position to become a much more aggressive competitor in the New Jersey marketplace. We perceive that the New Jersey auto insurance market migrated from an essentially non-competitive to a highly competitive environment during 2005. In addition, personal lines automobile business has historically made up the largest percentage of our overall business, however we began a transition in 2005 from writing predominantly mono-line automobile business to writing increasing amounts of package personal lines policies that include homeowners, umbrella, boat and specialty coverages in addition to the automobile coverage.
     For the three months ended June 30, 2006 our direct written premium decreased by $10.3 million to $52.5 million from $62.8 million in the comparable 2005 period. For the six months ended June 30, 2006 our direct written premium decreased by $33.3 million to $89.8 million from $123.1 million in the comparable 2005 period. For the three months and six months ended June 30, 2006 the decrease is due to the following: our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $20.1 million and $47.3 million, respectively, due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market. Offset by new business generated by our partner agents for the three months and six months ended June 30, 2006 in the amount of $10.0 million and $16.1 million, respectively, less attrition of existing business of $0.2 million and $2.1 million, respectively.
     As of June 30, 2006, our shareholders’ equity was $143.1 million, up from shareholders’ equity of $138.2 million as of December 31, 2005, reflecting an 7.22% compound annual growth rate. Included in shareholders’ equity is $62.2 million as a result of our initial public offering, which was completed on April 21, 2005.

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
     On May 8, 2006, National Atlantic Holdings contributed $9,000,000 to Proformance, thereby further increasing its statutory surplus. The additional capital will further enhance the Company’s ability to reduce its reinsurance purchases and retain more of the direct written premiums produced by its Partner Agents.
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
     As a result of New Jersey’s “take all comers” requirement, we are obligated to underwrite a broad spectrum of personal automobile insurance risks. To address this potential problem, since 1998 Proformance has utilized a tiered rating system to price its policies which includes five (5) rating tiers which are based upon the driving records of the policyholders. The purpose of the rating tiers is to modify the premiums to be charged for each insured vehicle on the personal automobile policy so that the premiums charged accurately reflect the underwriting exposures presented to Proformance. As of June 30, 2006, the rating tier modifiers and the distribution of risks within the tiers were as follows:

	Premium
	Modifications	Percent of Total
Tier Designation	Factor	Vehicles
Tier A	0.88	24.9%
Tier One	1.00	65.6%
Tier Two	1.70	8.2%
Tier Three	2.25	0.4%
Tier Four	2.60	0.9%
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
     On September 27, 2005, the Company announced that Proformance had entered into a replacement carrier transaction with The Hartford Financial Services Group, Inc., which we refer to as The Hartford, whereby certain subsidiaries of The Hartford (Hartford Fire Insurance Company, Hartford Casualty Insurance Company, and Twin City Fire Insurance) have transferred their renewal obligations for New Jersey homeowners, dwelling, fire, and personal excess liabilities policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance will offer renewal policies to approximately 8,500 qualified policyholders of The Hartford. We received final approval of this transaction from the New Jersey Department of Banking and Insurance (“NJDOBI”) on November 22, 2005, the closing date.
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
     For the three months and six months ended June 30, 2006, direct written premium generated from The Hartford renewal business was approximately $1.5 million.
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
     For the three months and six months ended June 30, 2006, direct written premium generated from Hanover renewal business was approximately $3.5 million.
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
     During the three months and six months ended June 30, 2006, the highly competitive nature of the New Jersey auto insurance market continued to increase as it did in 2005. Our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers.
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
     The Company reported, as a component of other liabilities on the balance sheet and other operating and general expenses in the statement of income, share-based compensation expense of approximately $344,000 and $389,000 for the three months and six months ended June 30, 2006.
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
     For the three months ended June 30, 2006, reserves decreased by $6.9 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to growth in commercial lines business which traditionally exhibits lower loss ratios and improvement in our claims frequency for personal auto.
     For the six months ended June 30, 2006, reserves decreased by $14.9 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to growth in commercial lines business which traditionally exhibits lower loss ratios and improvement in our claims frequency for personal auto.
     We have made a change in a key assumption to the estimates of liabilities for loss and loss adjustment expenses for the six months ended June 30, 2006. During the six months ended June 30, 2006, there was a change in the loss reserving procedures implemented by our claims department. Higher initial (factor) reserves are being posted for new liability claims and the timeframes for establishing an ultimate value of liability has been accelerated. As a result, we placed more reliance on projected claim counts and paid loss development methods rather than on incurred loss development techniques.
The table below sets forth the types of reserves we maintain for our lines of business and indicates the amount of reserves as of June 30, 2006 for each line of business.
National Atlantic Holdings Corporation
Breakout of Reserves by Line of Business
As of June 30, 2006

	Direct	Assumed			Total Balance
	Case	Case		Assumed	Sheet
	Reserves	Reserves	Direct IBNR	IBNR	Reserves
	($ in thousands)
Line of Business:
Fire	$—	$26	$—	$—	$26
Allied	—	2	—	—	2
Homeowners	5,540	—	6,392	—	11,932
Personal Auto	89,913	6	73,570	—	163,489
Commercial Auto	11,266	1,225	15,187	1,252	28,930
Other Liability	—	—	1,202	—	1,202

Total Reserves	$106,719	$1,25910	$94,851	$1,252	$205,581

Reinsurance Recoverables on Unpaid Losses					(24,541)

Total Net Reserves					$181,040

     In establishing our net reserves as of June 30, 2006, our actuaries determined that the range of reserve estimates at that date was between $166.8 million and $194.1 million. The amount of net reserves at June 30, 2006, which represents the best estimate of management and our actuaries within that range, was $181.0 million. There are two major factors that could result in ultimate losses below management’s best estimate:
•	The volume of reported losses and reported claim frequency for the accident years 2005 and 2006 are at a lower rate than prior periods, especially for personal auto liability. If this development continues, reserves for accident years could be redundant.

•	We believe that the claims department has improved its claims handling practices during the past two years with regard to claims reserving and settlement. These improvements could result in lower loss development factors than those which currently underlie our actuarial estimates.
     There are two major factors that could result in ultimate losses above management’s best estimate:
•	Loss trends (both frequency and severity) have been declining in recent years in the New Jersey personal auto insurance market. If loss trends become unfavorable, our reserves could be deficient. In addition, the DiProspero v. Penn decision of the New Jersey Supreme Court, discussed above, which potentially increases a claimant’s right to sue for serious injury, could impact future claims frequency.

•	Claims for uninsured motorists generally have a longer development period than other liability losses. If the frequency of uninsured motorist claims increases beyond our current estimated levels, loss emergence could be greater than what we projected in our loss development analysis.
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
Results of Operations
     For the three months ended June 30, 2006 our direct written premiums decreased by $10.3 million to $52.5 million from $62.8 million in the comparable 2005 period. For the six months ended June 30, 2006 our direct written premiums decreased by $33.3 million to $89.8 million from $123.1 million in the comparable 2005 period. For the three months and six months ended June 30, 2006 the decrease is due to the following: our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $20.1 million and $47.3 million, respectively, due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market. Offset by new business generated by our partner agents for the three months and six months ended June 30, 2006 in the amount of $10.0 million and $16.1 million, respectively, less attrition of existing business of $0.2 million and $2.1 million, respectively.

     The table below shows certain of our selected financial results for the three months and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Direct written premiums	$52,506	$62,793	$89,838	$123,063
Net written premiums	49,235	59,652	84,476	116,438
Net earned premiums	38,464	41,739	77,310	89,109
Investment income	4,000	3,068	7,789	5,350
Net realized investment gains (losses)	113	(16)	298	376
Other income	421	427	793	713

Total revenue	$42,998	$45,218	$86,190	$95,548

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Losses and loss adjustment expenses	$25,240	$32,056	$50,386	$64,883
Underwriting, acquisition and insurance related expenses	12,388	10,250	24,048	20,958
Other operating and general expenses	772	596	1,191	931

Total expenses	38,400	42,902	75,625	86,772

Income before income taxes	4,598	2,316	10,565	8,776
Income taxes	1,571	751	3,553	2,838

Net income	$3,027	$1,565	$7,012	$5,938

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005
Direct Written Premiums. Direct written premiums for the three months ended June 30, 2006 decreased by $10.3 million, or 16.4%, to $52.5 million from $62.8 million in the comparable 2005 period. Direct written premiums for the six months ended June 30, 2006 decreased by $33.3 million, or 27.1%, to $89.8 million from $123.1 million in the comparable 2005 period. For the three months and six months ended June 30, 2006 the decrease is due to the following: our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $20.1 million and $47.3 million, respectively, due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market. Offset by new business generated by our partner agents for the three months and six months ended June 30, 2006 in the amount of $10.0 million and $16.1 million, respectively, less attrition of existing business of $0.2 million and $2.1 million, respectively. For the three months ended June 30, 2006, direct written premium generated from The Hartford and Hanover renewal business was approximately $1.5 and $3.5 million, respectively. For the six months ended June 30, 2006, direct written premium generated from The Hartford and Hanover renewal business was approximately $1.5 and $3.5 million, respectively.
Net Written Premiums. Net written premiums for the three months ended June 30, 2006 decreased by $10.5 million, or 17.6%, to $49.2 million from $59.7 million in the comparable 2005 period. Net written premiums for the six months ended June 30, 2006 decreased by $31.9 million, or 27.4%, to $84.5 million from $116.4 million in the comparable 2005 period. The decrease in net written premiums for the six months ended June 30, 2006 was due to the decrease in direct written premiums for the same period. Ceded premiums as a percentage of direct written premium for the three months and six months ended June 30, 2006 was 6.8% and 6.6%, respectively as compared to 5.8% and 6.2%, respectively, in the same periods in the prior year.
Net Earned Premiums. Net earned premiums for the three months ended June 30, 2006 decreased by $3.2 million, or 7.7%, to $38.5 million from $41.7 million in the comparable 2005 period. Net earned premiums for the six months ended June 30, 2006 decreased by $11.8 million, or 13.2%, to $77.3 million from $89.1 million in the comparable 2005 period.

Investment Income. Investment income for the three months ended June 30, 2006 increased by $0.9 million, or 29.0%, to $4.0 million from $3.1 million in the comparable 2005 period. Investment income for the six months ended June 30, 2006 increased by $2.4 million, or 44.4%, to $7.8 million from $5.4 million in the comparable 2005 period. The increase was due primarily to an increase in our average book yield to maturity which was 5.67% and 5.05% at June 30, 2006 and 2005, respectively. The increase in yield was due to the purchase of securities with higher yields. In addition, invested assets increased to $309.4 million at June 30, 2006 from $295.7 million at June 30, 2005. The increase in invested assets was primarily due to the capital raised in connection with our initial public offering completed on April 21, 2005.
Net Realized Investment Gain. Net realized investment gain for the three months ended June 30, 2006 and 2005 was $0.1 million and $0.0 million, respectively. Net realized investment gain for the six months ended June 30, 2006 and 2005 was $0.3 million and $0.4 million, respectively.
Other Income. Other income for the three months ended June 30, 2006 and 2005 was $0.4 million. Other income for the six months ended June 30, 2006 and 2005 was $0.8 million and $0.7 million, respectively. Service fee income for the three months and six months ended June 30, 2006 was $0.3 million and $0.6 million, respectively, as compared with $0.3 million and $0.6 million for the same periods in the prior year.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three months ended June 30, 2006 decreased by $6.9 million, or 21.5%, to $25.2 million from $32.1 million in the comparable 2005 period. For the three months ended June 30, 2006, reserves decreased by $6.9 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to growth in commercial lines business which traditionally exhibits lower loss ratios and improvement in our claims frequency for personal auto. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the three months ended June 30, 2006 was 65.5% compared to 77.0% for the three months ended June 30, 2005. The ratio of net incurred losses, excluding loss adjustment expenses, to net earned premiums during 2006 was 65.5% compared to 66.7% for the comparable 2005 period.
     Loss and loss adjustment expenses for the six months ended June 30, 2006 decreased by $14.5 million, or 22.4%, to $50.4 million from $64.9 million in the comparable 2005 period. For the six months ended June 30, 2006, reserves decreased by $14.9 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to growth in commercial lines business which traditionally exhibits lower loss ratios and improvement in our claims frequency for personal auto. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the six months ended June 30, 2006 was 65.2% compared to 72.8% for the six months ended June 30, 2005. The ratio of net incurred losses, excluding loss adjustment expenses, to net earned premiums during 2006 was 60.7% compared to 62.9% for the comparable 2005 period.
Underwriting, Acquisition and Insurance Related Expenses. Underwriting, acquisition and insurance related expenses for the three months ended June 30, 2006 increased by $2.1 million, or 20.4%, to $12.4 million from $10.3 million in the comparable 2005 period. Underwriting, acquisition and insurance related expenses for the six months ended June 30, 2006 increased by $3.0 million, or 14.3%, to $24.0 million from $21.0 million in the comparable 2005 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the three months ended June 30, 2006 was 25.2% as compared to 17.3% for the comparable 2005 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the six months ended June 30, 2006 was 28.4% as compared to 18.1% for the comparable 2005 period. The increase in underwriting, acquisition and insurance related expenses is primarily due to a $3.1 million increase in the amortization of deferred acquisition costs. During the three months and six months ended June 30, 2005, unearned premiums increased $17.0 million and $29.0 million, respectively, to $93.1 million, as a result of the conversion of six to twelve month policies, and the related commission expense was $8.1 million and $15.0 million, respectively, which resulted in an increase in the deferred acquisition cost asset of $2.6 million and $3.3 million, respectively. For the three months and six months ended June 30, 2006, unearned premiums increased $11.4 million and $7.7 million, respectively, to $89.3 million, as a result of the increase in direct written premiums during the periods, and commission expense for the three months and six months ended June 30, 2006 was $7.9 million and $12.6 million, respectively. For the three months and six months ended June 30, 2006 the deferred acquisition cost asset increased by $1.4 million,and $0.3 million, respectively.
Other Operating and General Expenses. Other operating and general expenses for the three months ended June 30, 2006 increased by $0.2 million, or 33.3%, to $0.8 million from $0.6 million in the comparable 2005 period. Other operating and general expenses for the six months ended June 30, 2006 increased by $0.3 million, or 33.3%, to $1.2 million from $0.9 million in the comparable 2005 period. The increase in other operating and general expenses for the three months and six months ended June 30, 2006 is primarily related to an increase in professional fees of $0.2 million.
Income Tax Expense. Income tax expense for the three months ended June 30, 2006 and 2005 was $1.6 million and $0.8 million, respectively. Income tax expense for the six months ended June 30, 2006 and 2005 was $3.6 million and $2.8 million, respectively.

The increase in tax expense of $0.8 million and $0.8 million for the three months and six months ended June 30, 2006 as compared to the same period in the prior year was due to the increase in income before tax for the same periods.
Net Income. Net income after tax for the three months ended June 30, 2006 and 2005 was $3.0 million and $1.6 million, respectively. Net income after tax for the six months ended June 30, 2006 and 2005 was $7.0 million and $5.9 million, respectively. The increase in net income after tax for the three months and six months ended June 30, 2006 as compared to the same period in the prior year is a result of the factors discussed above.
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
     Our consolidated cash flow provided by operations was $3.1 million and $2.7 million for each of the three months ended June 30, 2006 and 2005, respectively. Our consolidated cash flow provided by operations was $5.6 million and $16.6 million for each of the six months ended June 30, 2006 and 2005, respectively. The cash flow provided by operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 increased primarily due to the conversion of our private passenger automobile business from six month to twelve month policies which began on January 1, 2005. For the three months ended June 30, 2006, premiums receivable and unearned premium increased $9.9 million and 11.4 million, respectively, as compared with $17.7 million and $17.0 million, respectively, in the comparable periods in the 2005 year. The cash flow provided by operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 decreased due to a decrease in unpaid losses, partially offset by a decrease in reinsurance recoverables and receivables. For the six months ended June 30, 2006, unpaid losses and loss adjustment expenses decreased $13.8 million as compared with an increase of $16.4 million which occurred during the six months ended June 30, 2005. Reinsurance recoverables and receivables for the six months ended June 30, 2006 decreased $3.4 million as compared to an increase of $8.4 million which occurred during the six months ended June 30, 2005
     For the three months ended June 30, 2006 and 2005, our consolidated cash flow used for investing activities was $8.8 million and $33.6 million, respectively. For the six months ended June 30, 2006 and 2005, our consolidated cash flow used for investing activities was $12.8 million and $58.9 million, respectively. The decrease in cash used in investing activities for the three months and six months ended June 30, 2006 as compared to the same periods in the prior year is related primarily to the conversion of our private passenger automobile business from six month to twelve month policies which began on January 1, 2005. This conversion process led to an increase in premium writings for the three month and six months ended June 30, 2005, which was subsequently invested by the Company along with the continued investment of the capital received as part of the initial public offering which was completed on April 21, 2005. Direct written premiums for the three months ended June 30, 2006 decreased by $10.3 million, or 16.4%, to $52.5 million from $62.8 million in the comparable 2005 period. Direct written premiums for the six months ended June 30, 2006 decreased by $33.3 million, or 27.1%, to $89.8 million from $123.1 million in the comparable 2005 period. In addition, for the six months ended June 30, 2006 our consolidated cash flow used in investing activities was in excess of our cash provided by operations as Proformance invested the $9 million which was contributed by National Atlantic Holdings during the period.
     For the three months ended June 30, 2006 and 2005, our consolidated cash flow from financing activities was $0.1 million and $62.2 million, respectively. For the six months ended June 30, 2006 and 2005, our consolidated cash flow from financing activities was $0.1 million and $62.2 million, respectively. The decrease in our consolidated cash flow from financing activities for the three months and six months ended June 30, 2006 is directly related to the capital received in connection with the Company’s initial public offering which was completed on April 21, 2005.
     The effective duration of our investment portfolio was 5.7 years as of June 30, 2006. By contrast, our liability duration was approximately 3.5 years as of June 30, 2006. We do not believe this difference in duration adversely affects our ability to meet our current obligations because we believe our cash flows from operations and investing activities are sufficient to meet those obligations. For the six months ended June 30, 2006, net cash decreased $7.0 million, however, when the subsequent investment by Proformance of the capital contributed by National Atlantic Holdings in the amount of $9.0 million is excluded, net cash for the six months ended June 30, 2006 increased by $2.0 million. Pursuant to our tax planning strategy, we invested the $40.6 million received from the Ohio

Casualty replacement carrier transaction in long-term bonds in accordance with Treasury Ruling Regulation 1.362-2, which allows us to defer the payment of income taxes on the associated replacement carrier revenue until the underlying securities are either sold or mature. The effective duration of our investment portfolio, when excluding these securities is reduced from 5.7 years to 5 years.
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
     On April 21, 2005, an initial public offering of 6,650,000 shares of the Company’s common stock (after the 43-for-1 stock split) was completed. The Company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters’ discount) of $62,198,255. The Company contributed $43,000,000 to Proformance, which increased its statutory surplus. The additional capital will permit the Company to reduce its reinsurance purchases and to retain more of the direct written premiums produced by its Partner Agents. On May 8, 2006, the Company contributed an additional $9,000,000 to Proformance, thereby further increasing its statutory surplus. The remainder of the capital raised will be used for general corporate purposes, including but not limited to possible additional increases to the capitalization of the existing subsidiaries.
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
     The Company entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for the three months and six months ended June 30, 2006 was $230,224 and $459,594, respectively, as compared with $218,290 and $448,028, respectively, for the same periods in the prior year.
     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months and six months ended June 30, 2006 was $53,100 and $106,200, respectively, as compared with $53,100 and $106,200, respectively, for the same periods in the prior year.
     Aggregate minimum rental commitments of the Company as of June 30, 2006 are as follows:

Year	Amount
2006	433,799
2007	867,599
2008	796,799
2009 and thereafter	545,999

Total	$2,644,196

     In connection with the lease agreement, the Company obtained a letter of credit in the amount of $300,000 as security for payment of the base rent.

Investments
     As of June 30, 2006 and December 31, 2005, Proformance maintained a high quality investment portfolio. The Moody’s credit quality of the fixed income portfolio ranges from “AAA” to “A” and the average credit quality is “AA1”.
     As of June 30, 2006 and December 31, 2005, we did not hold any securities that were not publicly traded, because our investment policy prohibits us from purchasing those securities. In addition, at those dates, we did not have any non-investment grade fixed income securities.
     As of December 31, 2005, fixed maturity securities having an unrealized loss of $1,773,955 a fair value of $184,473,102 and an amortized cost of $186,247,057 were in a continuous unrealized loss position for less than twelve months. As of June 30, 2006, available-for-sale fixed maturity securities having an unrealized loss of $3,202,584 a fair value of $166,549,954 and an amortized cost of $169,752,538 were in a continuous unrealized loss position for less than twelve months. As of June 30, 2006, held-to-maturity fixed maturity securities having an unrealized loss of $1,598,332 a fair value of $28,295,925 and an amortized cost of $29,894,258 were in a continuous unrealized loss position for less than twelve months
     As of December 31, 2005, equity and preferred securities having an unrealized loss of $255,490 a fair value of $2,902,740 and an amortized cost of $3,158,230 were in a continuous unrealized loss position for less than twelve months. As of June 30, 2006, equity and preferred securities having an unrealized loss of $3,262, a fair value of $247,135 and an amortized cost of $250,397 were in a continuous unrealized loss position for less than twelve months.
     As of June 30, 2006, gross unrealized losses for available-for-sale totaled $5,264,006. This amount was calculated using the following data: $3,890,849 of unrealized losses related to securities of the U.S. Government, government agencies and authorities, $1,017,816 related to state, local and government agencies, $167,105 related to industrial and miscellaneous, $26,702 related to mortgage backed securities and $161,534 related to equity securities.
     As June 30, 2006, gross unrealized losses for held-to-maturity totaled $2,252,382. This amount was calculated using the following data: $398,174 of unrealized losses related to securities of the U.S. Government, government agencies and authorities, $164,913 related to state, local and government agencies, $1,689,295 related to industrial and miscellaneous.
     As more fully described above under “–– Critical Accounting Policies –– Investment Accounting Policy –– Impairment”, in accordance with the guidance of paragraph 16 of SFAS 115, should an other-than-temporary impairment be determined, we recognize such loss on the income statement and we write down the value of the security and treat the adjusted value as the new cost basis of the security.
     Our gross unrealized losses represented 2.4% of cost or amortized cost of the investment portfolio as of June 30, 2006. Fixed maturities represented 96.8% of the investment portfolio and 97.9% of the unrealized losses as of June 30, 2006.
     There are two equity and preferred securities having an unrealized loss of $158,272 a fair value of $830,273 and an amortized cost of $988,545 as of June 30, 2006 which have been in a continuous unrealized loss position for greater than 12 months. There were one hundred and fifty three available-for-sale fixed maturity securities having an unrealized loss of $1,899,888 a fair value of $78,421,409 and an amortized cost of $80,321,297 as of June 30, 2006 which have been in a continuous unrealized loss position for greater than 12 months. There were nine held-to-maturity fixed maturity securities having an unrealized loss of $654,051 a fair value of $11,651,353 and an amortized cost of $12,305,404 as of June 30, 2006 which have been in a continuous unrealized loss position for greater than 12 months.
     Our fixed income securities in an unrealized loss position have an average “AA1” credit rating by Moody’s, with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of our ongoing security monitoring process by our investment manager and investment committee, it was concluded that no securities in the portfolio were considered to be other than temporarily impaired as of June 30, 2006. We believe, with the investment committee’s confirmation, that securities that are temporarily impaired that continue to pay principal and interest in accordance with their contractual terms, will continue to do so.
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
     As of June 30, 2006 and as of December 31, 2005, our fixed income portfolio was 63.8% and 62.3%, concentrated in U.S. government securities and securities of government agencies and authorities that carry an “Aaa” rating from Moody’s, respectively.
     As of June 30, 2006 and as of December 31, 2005, we did not have any material underwater securities. The following summarizes our unrealized losses by designated category as of June 30, 2006.
Securities in an Unrealized Loss Position for Less than 6 Months

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$67,760,365	$66,536,608	$(1,223,757)	(1.81)%
Equities	$250,397	$247,135	$(3,262)	(1.30)%
Securities in an Unrealized Loss Position for 6 to 12 Months

% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$131,886,430	$128,309,271	$(3,577,159)	(2.71)%
Equities	––	––	––	––
Securities in an Unrealized Loss Position for 12 to 24 Months

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$92,626,700	$90,072,762	$(2,553,938)	(2.76)%
Equities	$988,545	$830,273	$(158,272)	(16.01)%

Securities with a Decline in Market Value Below Carrying Values Less than 20%

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$292,273,495	$284,918,641	$(7,354,854)	(2.52)%
Equities	$793,897	$752,4488	$(41,449)	(5.22)%
Securities with a Decline in Market Value below Carrying Values of 20%-50%

% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	––	––	––	––
Equities	$445,045	$324,960	$(120,085)	(26.98)%
Securities with a Decline in Market Value Below Carrying Values Greater than 50%

% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	—	—	—	—
Equities	—	—	—	—
Contractual Obligations
     The following table summarizes our long-term contractual obligations and credit-related commitments as of June 30, 2006.

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Loss and Loss Adjustment Expenses (1)	$60,467,193	$87,804,158	$29,871,517	$2,896,633	$181,039,501
Operating Lease Obligations (2)	$867,599	$1,558,197	$218,400	$––	$2,644,196

(1)	As of June 30, 2006 we had property and casualty reserves of $181.0 million. The amounts and timing of these obligations are not set contractually. Nonetheless, based on cumulative property and casualty claims paid over the last ten years, we anticipate that approximately 33.4% will be paid within a year, an additional 48.5% between one and three years, 16.5% between three and five years and 1.6% in more than five years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this payment estimate because of the potential impact from changes in:
•	the legal environment whereby court decisions and changes in backlogs in the court system could influence claim payout patterns.

•	our mix of business because property and first-party claims settle more quickly than bodily injury claims.

•	claims staffing levels — claims may be settled at a different rate based on the future staffing levels of the claim department.

•	reinsurance programs — changes in Proformance’s retention will influence the payout of the liabilities. As Proformance’s net retention increases, the liabilities will take longer to settle than in past years.

•	loss cost trends — increases/decreases in inflationary factors (legal and economic) will influence ultimate claim payouts and their timing.

(2)	Represents our minimum rental commitments as of June 30, 2006 pursuant to our seven-year lease agreement for the use of our office space and equipment at 4 Paragon Way, Freehold, NJ 07728 and our four-year lease agreement for the use of our office space and equipment at 3 Paragon Way, Freehold, NJ 07728.
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
Adoption of New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that began after June 15, 2005. The Company adopted the provisions of SFAS 123R effective January 1, 2006 at which time the pro forma disclosures previously permitted under SFAS 123 were no longer an alternative to financial statement recognition. Under SFAS 123R, the Company was required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. For further details, please refer to Note 6 Share-based Compensation of our unaudited financial statements as of and for the three months and six months ended June 30, 2006.
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
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which provides guidance on accounting for a tax position taken or expected to be taken in a tax return. The guidance in FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the method of adoption and whether that adoption will have a material impact on the Company’s consolidated financial statements.
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

	Fair Value
	-100 Basis		+100 Basis
	Point	As of	Point
	Change	6/30/06	Change
	($ in thousands)
Fixed maturities and preferred stocks	$316,617	$299,571	$282,525
Cash and cash equivalents	32,788	32,788	32,788

Total	$349,405	$332,359	$315,313

	Fair Value
	-100 Basis		+100 Basis
	Point	As of	Point
	Change	12/31/2005	Change
	($ in thousands)
Fixed maturities and preferred stocks	$295,709	$278,892	$262,075
Cash and cash equivalents	39,837	39,837	39,837

Total	$335,546	$318,729	$301,912
Equity Risk
     Equity risk is the risk that we will incur economic losses due to adverse changes in the prices of equity securities in our investment portfolio. Our exposure to changes in equity prices primarily result from our holdings of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values of our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimate that such a decline in equity market prices would decrease the market value of our equity investments by approximately $989,389 and $1,283,629 respectively, based on our equity positions as of June 30, 2006 and December 31, 2005.
     As of June 30, 2006, approximately 3.0 % of our investment portfolio were invested in equity securities. We continuously evaluate market conditions regarding equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.
Credit Risk
     We have exposure to credit risk as a holder of fixed income securities. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines to reduce our credit risk. As of June 30, 2006, approximately 63.8% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, 33.9% was invested in other fixed income securities rated “Aaa”/“Aa” by Moody’s, and 2.3% was invested in fixed income securities rated “A” by Moody’s. As of June 30, 2006, we do not own any securities with a rating of less than “A.”
     We are also subject to credit risks with respect to our third-party reinsurers. Although reinsurers are liable to us to the extent we cede risks to them, we are ultimately liable to our policyholders on all these risks. As a result, reinsurance does not limit our ultimate obligation to pay claims to policyholders and we may not be able to recover claims made to our reinsurers.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
     As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded, as of the end of the period covered by this report, that because of the material weaknesses in internal control over financial reporting previously identified by management that are still in the process of being remediated, as described below, our disclosure controls and procedures were not effective as of June 30, 2006.
Changes in Internal Control over Financial Reporting
     Except as set forth below, there was no change in our internal control over financial reporting during the three months ended June 30, 2006, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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
     Our audit committee and our management team reviewed our independent registered public accounting firm’s findings and acknowledged and agreed with the matters identified as material weaknesses. In response, we initiated corrective actions to address these control deficiencies and will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis, taking corrective action as appropriate. These actions were designed to strengthen our internal control over financial reporting and address the material weaknesses identified. Our corrective actions to address the control deficiencies identified by us and our independent registered public accounting firm, including the following:

•	we designated Frank J. Prudente as our Chief Accounting Officer and gave him authority and responsibility with respect to all accounting matters to enhance proper end-of-period reporting and data quality issues;

•	we hired Bruce C. Bassman as Senior Vice President and Chief Actuarial Officer, which we believe has enhanced our ability to report end-of-period balances;

•	we hired an internal audit manager;

•	we replaced our director of GAAP financial reporting;

•	during the period ended September 30, 2005, we hired a new director of information technology reporting directly to Bruce C. Bassman;

•	we are in the process of completing the implementation of a new reinsurance accounting system which is addressing the material weaknesses in our reinsurance accounting by eliminating our use of manual spreadsheets; and which is expected to be operational by the end of the third quarter of 2006;

•	we have upgraded our systems for accounting for premiums receivable by working with the vendor for that system, who has performed a diagnostic on that system, which has enhanced our ability to properly record premium receivable balances at the end of reporting periods;

•	On December 19. 2005, we engaged KPMG, a registered public accounting firm to provide the Company with accounting and financial reporting advisory services.
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
     Although the full benefits of these changes will be fully realized over time, we believe that the major benefits of these changes, such as the hiring designation and hiring of a Chief Accounting Officer, has assisted in and will continue to aid in remedying our material weaknesses and enhance our financial reporting. We do not believe that the material weaknesses had a material impact on our reported financial results. In addition, we do not expect the potential financial costs of these actions to be material.

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
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The 2006 Annual Meeting of Shareholders of NAHC was held on May 23, 2006. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against, abstentions and the number of broker non-votes, as applicable, with respect to each matter:
1.	The three directors proposed by the Company for election as Class II directors were elected to three year terms by the following vote:

Director Name	Shares For	Shares Withheld
Peter A. Cappello, Jr.	9,594,844	199,070
Cornelius E. Golding	9,614,543	179,371
Candace L. Straight	9,639,402	154,512
2.	The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2006 fiscal year.

Shares Voted For:	9,787,460
Shares Voted Against:	4,054
Shares Abstaining:	2,400
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

Dated: August 11, 2006