Form 10-Q
period 2006-09-30
NATIONAL ATLANTIC HOLDINGS CORP
filed 2006-11-14
CIK 946492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-51127
NATIONAL ATLANTIC HOLDINGS CORPORATION
(Exact name of Registrant as specified in its charter)

New Jersey	22-3316586
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4 Paragon Way	07728
Freehold, NJ	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 14, 2006, there were outstanding 11,172,534 Common Shares, no par value per share, of the Registrant.

Page
Number
PART I

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	38

PART II

Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Submission of Matters to a Vote of Security Holders	40
Item 5. Other Information	40
Item 6. Exhibits	40
EX11.1: STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

EX31.1: CERTIFICATION

EX31.2: CERTIFICATION

EX32.1: CERTIFICATION

EX32.2: CERTIFICATION
EX-11.1: STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
ii

PART I
Item 1. Financial Statements.
NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Assets:
Investments: (Note 4)
Fixed maturities held-to-maturity (fair value at September 30, 2006 and December 31, 2005 was $41,399 and $0, respectively)	$42,200	$—
Fixed maturities available-for-sale (amortized cost at September 30, 2006 and December 31, 2005 was $269,207 and $281,010, respectively)	267,466	278,384
Equity securities (cost at September 30, 2006 and December 31, 2005 was $4,535 and $12,636, respectively)	4,769	12,836
Short-term investments (cost at September 30, 2006 and December 31, 2005, was $453 and $8,800, respectively)	453	8,800

Total investments	314,888	300,020
Cash and cash equivalents	29,115	39,836
Accrued investment income	4,169	3,560
Premiums receivable — net	57,277	49,926
Reinsurance recoverables and receivables	34,031	41,057
Deferred acquisition costs	17,944	17,134
Property and equipment — net	2,074	2,062
Income taxes recoverable	—	1,152
Other assets	8,179	7,989

Total assets	$467,677	$462,736

Liabilities and Stockholders’ Equity:

Liabilities:
Unpaid losses and loss adjustment expenses	$201,033	$219,361
Unearned premiums	92,884	81,546
Accounts payable and accrued expenses	2,916	2,578
Deferred income taxes	11,026	11,069
Income taxes payable	2,440	—
Other liabilities	8,667	9,973

Total liabilities	318,966	324,527

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.01 par value (50,000,000 shares authorized; 11,283,890 issued, 11,168,234 outstanding as of September 30, 2006; 11,202,190 issued and outstanding as of December 31, 2005, respectively)	97,558	97,458
Retained earnings	53,746	42,353
Accumulated other comprehensive loss	(1,446)	(1,602)
Common stock held in treasury, at cost (115,656 and 0 shares held as of September 30, 2006 and December 31, 2005, respectively)	(1,147)	—

Total stockholders’ equity	148,711	138,209

Total liabilities and stockholders’ equity	$467,677	$462,736

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Net premiums earned	$39,682	$43,267	$116,992	$132,376
Net investment income	4,116	3,448	11,905	8,798
Net realized investment gain	297	40	595	416
Other income	330	472	1,123	1,186

Total revenue	44,425	47,227	130,615	142,776

Costs and Expenses:
Loss and loss adjustment expenses incurred	25,586	36,871	75,972	101,754
Underwriting, acquisition and insurance related expenses	12,195	9,636	36,243	30,594
Other operating and general expenses	566	2,965	1,757	3,897

Total costs and expenses	38,347	49,472	113,972	136,245

Income (loss) before income taxes	6,078	(2,245)	16,643	6,531
Provision (benefit) for income taxes	1,697	(607)	5,250	2,231

Net Income (Loss)	$4,381	$(1,638)	$11,393	$4,300

Net income per share Common Stock — Basic	$0.39	$(0.15)	$1.01	$0.50
Net income per share Common Stock — Diluted	$0.38	$(0.15)	$0.99	$0.47
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the nine months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Net Income	$11,393	$4,300

Other comprehensive income — net of tax:
Net holding (losses) arising during the period	(327)	(1,274)
Reclassification adjustment for realized losses included in net income	483	21

Total other comprehensive income (loss)	156	(1,253)

Comprehensive Income	$11,549	$3,047

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the periods ended September 30, 2006 and 2005
(in thousands, except share data)

								Accumulated
	Class A		Class B					Other			Total
	Common Stock		Common Stock		Common Stock		Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2004	2,747,743	$3,002	2,194,247	$28,738	—	$—	$35,917	$182	—	—	$67,839

Issuance of Common Stock related to IPO	—	—	—	—	5,985,000	62,198	—	—	—	—	62,198

Conversion of Class A and Class B Common Stock	(2,747,743)	(3,002)	(2,194,247)	(28,738)	4,941,990	31,740	—	—	—	—	—

Amortization of options	—	—	—	—	—	2,989	—	—	—	—	2,989

Net Income	—	—	—	—	—	—	4,300	—	—	—	4,300
Other comprehensive (loss)	—	—	—	—	—	—	—	(1,253)	—	—	(1,253)

Balance at September 30, 2005 (unaudited)	—	—	—	—	10,926,990	$96,928	$40,217	$(1,071)	—		$136,074

Balance at December 31, 2005	—	—	—	—	11,202,190	$97,458	$42,353	$(1,602)	—		$138,209

Exercise of stock options	—	—	—	—	81,700	103	—	—	—	—	103

Amortization of options	—	—	—	—	—	(3)	—	—	—	—	(3)

Net Income	—	—	—	—	—	—	11,393	—	—	—	11,393
Other comprehensive income	—	—	—	—	—	—	—	156	—	—	156
Repurchase of common stock	—	—	—	—	—	—	—	—	115,656	(1,147)	(1,147)

Balance at September 30, 2006 (unaudited)	—	—	—	—	11,283,890	$97,558	$53,746	($1,446)	115,656	($1,147)	$148,711

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,393	$4,300
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329	378
Amortization of premium/discount on bonds	633	814
Amortization of stock option (benefit) expense	(3)	2,989
Realized (gains) on investment sales	(595)	(417)
Changes in:
Deferred income taxes	(123)	401
Premiums receivable	(7,351)	(27,062)
Reinsurance recoverables and receivables	7,026	(10,967)
Receivable from Ohio Casualty	—	4,350
Receivable from Sentry	—	1,250
Deferred acquisition costs	(810)	(6,227)
Accrued interest income	(609)	(1,496)
Income taxes recoverable	1,152	(1,066)
Other assets	(191)	1,595
Unpaid losses and loss adjustment expenses	(18,328)	29,818
Accounts payable and accrued expenses	338	(236)
Unearned premiums	11,338	26,717
Income taxes payable	2,440	(1,601)
Other liabilities	(1,307)	(1,846)

Net cash provided by operating activities	5,332	21,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(341)	(1,126)
Purchases of fixed maturity securities — available for sale	(55,271)	(146,878)
Sales and maturities of fixed maturity investments — available-for-sale	23,558	89,689
Purchases of equity securities	—	(19,609)
Sales of equity securities	8,698	13,863
Sales of short-term investments — net	8,347	4,357

Net cash used in investing activities	(15,009)	(59,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock—net	103	62,198
Purchases of common stock held in treasury	(1,147)	—

Net cash (used in) provided by financing activities	(1,044)	62,198

Net (decrease) increase in cash	(10,721)	24,188
Cash and cash equivalents — beginning of period	39,836	15,542

Cash and cash equivalents — end of period	$29,115	$39,730

Cash paid during the period for:
Income taxes	$1,320	$4,117

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
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
     NAHC also has a controlling interest (80 percent) in Niagara Atlantic Holdings Corporation and Subsidiaries (Niagara), which is a New York corporation. Niagara was incorporated on December 29, 1995. The remaining interest (20 percent) is owned by New York agents. Niagara was established as a holding company in order to execute a surplus debenture and service agreement with Capital Mutual Insurance (CMI). As of June 5, 2000, CMI went into liquidation and is under the control of the New York State Insurance Department. CMI is no longer writing new business and therefore neither is Niagara. Niagara had $0 equity value as of September 30, 2006 and December 31, 2005. NAHC has no remaining obligations as it relates to the agreement.
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

2. Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the interim periods presented have been made. Operating results for the three months or nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s form 10-K/A (File No. 000-51127) filed by the Company with the Securities and Exchange Commission on April 11, 2006.
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

4. Investments
     On January 1, 2006, the Company transferred certain fixed income securities previously classified as available-for-sale to held-to-maturity. The Company had previously classified these investments as available-for-sale in accordance with paragraph 6 of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) which states that “At acquisition, an enterprise shall classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale and trading. At each reporting date, the appropriateness of the classification shall be reassessed.” Management has determined that as of January 1, 2006, the securities should be transferred to the held-to-maturity category as the Company has the positive intent and ability to hold these securities to maturity.
     As outlined in paragraph 15 of SFAS 115, the transfer of securities between categories of investments shall be reported at fair value. At the date of transfer, the unrealized holding gain or loss, for a debt security transferred into the held-to-maturity category from the available-for-sale category, shall continue to be reported in a separate component of shareholders’ equity, but shall be amortized over the remaining life of the individual securities.
     On January 1, 2006, the Company reduced the cost basis of the transferred securities to the fair value as of that date. The Company recorded, as a component of accumulated other comprehensive loss on the balance sheet, an unrealized loss on the transfer of securities to held-to-maturity from available-for-sale in the amount of $750,917. On January 1, 2006, the Company began to amortize over the life of the investments as an adjustment of yield, in a manner consistent with the amortization of any premium or discount on the statement of income and accumulated other comprehensive loss on the balance sheet, amortization of the unrealized loss. For the three months and nine months ended September 30, 2006, the Company amortized $22,631 and $67,893, respectively.
     The amortized cost and estimated fair value of the held-to-maturity investment portfolio, classified by category, as of September 30, 2006 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Fixed maturities:
U.S. Government, government agencies and authorities	$6,790,551	—	$(250,795)	$6,539,756
State, local government and agencies	2,850,473	—	(54,675)	2,795,798
Industrial and miscellaneous	32,558,636	—	(495,090)	32,063,546

Total fixed maturities	42,199,660	—	(800,560)	41,399,100

Total Investments — Held-to-Maturity	$42,199,660	—	$(800,560)	$41,399,100

     The amortized cost and estimated fair value of the available-for-sale investment portfolio, classified by category, as of September 30, 2006 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Fixed maturities:
U.S. Government, government agencies and authorities	$193,358,585	$45,842	$(1,618,616)	$191,785,811
State, local government and agencies	67,138,065	243,169	(282,986)	67,098,248
Industrial and miscellaneous	5,199,926	1,411	(120,665)	5,080,672
Mortgage-backed securities	3,510,284	8,785	(17,612)	3,501,457

Total fixed maturities	269,206,860	299,207	(2,039,879)	267,466,188

Other Investments:
Short-term investments	453,000	—	—	453,000
Equity securities	4,535,439	375,280	(141,826)	4,768,893

Total Investments — Available-for-Sale	$274,195,299	$674,487	$(2,181,705)	$272,688,081

     The amortized cost and estimated fair value of the investment portfolio, classified by category, as of December 31, 2005 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Fixed maturities:
U.S. Government, government agencies and authorities	$170,627,486	$21,928	$(1,756,164)	$168,893,250
State, local government and agencies	69,462,854	283,797	(456,673)	69,289,978
Industrial and miscellaneous	39,691,216	124,113	(834,448)	38,980,881
Mortgage-backed securities	1,228,665	5,157	(14,430)	1,219,392

Total fixed maturities	281,010,221	434,995	(3,061,715)	278,383,501

Other Investments:
Short-term investments	8,800,000	—	—	8,800,000
Equity securities	12,636,230	525,887	(325,820)	12,836,297

Total Investments	$302,446,451	$960,882	$(3,387,535)	$300,019,798

     The fair values of held-to-maturity securities at September 30, 2006 by contractual maturity are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized Value	Fair Value
	(Unaudited)	(Unaudited)
Due in one year or less	—	—
Due in one year through five years	—	—
Due in five years through ten years	$29,493,559	$29,107,834
Due in ten through twenty years	12,478,632	12,073,750
Due in over twenty years	227,469	217,516

Total	$42,199,660	$41,399,100

     The fair values of available-for-sale securities at September 30, 2006 by contractual maturity are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized Value	Fair Value
	(Unaudited)	(Unaudited)
Due in one year or less	$7,559,580	$7,525,601
Due in one year through five years	68,304,697	67,889,651
Due in five years through ten years	139,284,364	138,204,141
Due in ten through twenty years	50,037,935	49,835,338
Due in over twenty years	510,000	510,000
Mortgage-backed securities	3,510,284	3,501,457

Total	$269,206,860	$267,466,188

     For the three months and nine months ended September 30, 2006, the Company held no investments that were below investment grade or not rated by an independent rating agency.
     Proceeds from sales of fixed maturity and equity securities and gross realized gains and losses on sales as well as other-than-temporary impairment charges are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Proceeds	16,306,617	23,814,614	32,255,259	103,551,504
Gross realized gains	297,186	127,681	707,097	664,587
Gross realized losses	—	(87,546)	(112,271)	(247,977)

     There were no securities that were considered to be other-than-temporarily impaired as of December 31, 2005. No other than temporary impairments were recognized for the three months or nine months ended September 30, 2006.
     There are no held-to-maturity fixed maturity securities, having an unrealized loss as of September 30, 2006, which have been in a continuous unrealized loss position for less than six months.
     There are fifteen held-to-maturity fixed maturity securities, having an unrealized loss of $259,164, a fair value of $ 13,820,254 and an amortized cost of $ 14,079,418 as of September 30, 2006, which have been in a continuous unrealized loss position between six and twelve months.
     There are twenty held-to-maturity fixed maturity securities, having an unrealized loss of $541,396, a fair value of $27,578,846 and an amortized cost of $28,120,242 as of September 30, 2006, which have been in a continuous unrealized loss position for greater than twelve months.
     There are eight available-for-sale fixed maturity securities, having an unrealized loss of $5,727, a fair value of $4,345,087 and an amortized cost of $4,350,814 as of September 30, 2006, which have been in a continuous unrealized loss position for less than six months.
     There are seventy-one available-for-sale fixed maturity securities, having an unrealized loss of $104,448, a fair value of $33,553,624 and an amortized cost of $33,658,072 as of September 30, 2006 which have been in a continuous unrealized loss position between six and twelve months.
     There are three hundred and seventeen available-for-sale fixed maturity securities, having an unrealized loss of $1,929,705, a fair value of $171,884,790 and an amortized cost of $173,814,495 as of September 30, 2006, which have been in a continuous unrealized loss position for greater than twelve months.
     There is one equity security, having an unrealized loss of $378, a fair value of $44,509 and an amortized cost of $44,887 as of September 30, 2006, which has been in a continuous unrealized loss position for less than six months.
     There is one equity security, having an unrealized loss of $6,612, a fair value of $247,698 and an amortized cost of $254,310 as of September 30, 2006, which has been in a continuous unrealized loss position between six and twelve months.
     There are two equity and preferred securities, having an unrealized loss of $134,836, a fair value of $853,709 and an amortized cost of $988,545 as of September 30, 2006, which have been in a continuous unrealized loss position for greater than twelve months
     The components of net investment income earned were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Investment income:
Interest income	$4,069,550	$3,310,557	$11,746,052	$8,320,742
Dividend income	$60,634	170,805	241,219	593,054

Investment income	4,130,184	3,481,362	11,987,271	8,913,796
Investment expenses	(13,890)	(33,344)	(82,268)	(115,945)

Net investment income	$4,116,294	$3,448,018	$11,905,003	$8,797,851

5. Unpaid Losses and Loss Adjustment Expenses
     The changes in unpaid losses and loss adjustment expense reserves are summarized as follows (in thousands):

	For the nine		For the
	months ended		year ended
	September 30,		December 31,
	2006	2005	2005
Balance as of beginning of year	$219,361	$184,283	$184,283
Less reinsurance recoverable on unpaid losses	(28,069)	(24,936)	(24,936)

Net balance as of beginning of period	191,292	159,347	159,347

Incurred related to:
Current period	76,220	91,204	122,728
Prior period	(248)	10,550	10,066

Total incurred	75,972	101,754	132,794

Paid related to:
Current period	24,090	29,969	42,301
Prior period	65,229	46,045	58,548

Total paid	89,319	76,014	100,849

Net balance as of period end	177,945	185,087	191,292
Plus reinsurance recoverable on unpaid losses	23,088	29,014	28,069

Balance as of period end	$201,033	$214,101	$219,361

     For the three months ended September 30, 2006, reserves decreased by $4.6 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to growth in commercial lines business which traditionally exhibits lower loss ratios and improvement in our claims frequency for personal auto lines.
     For the nine months ended September 30, 2006, reserves decreased by $18.4 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to growth in commercial lines business which traditionally exhibits lower loss ratios and improvement in our claims frequency for personal auto lines. For the nine months ended September 30, 2006, prior year reserves decreased $0.2 million as a result of favorable development in the personal lines automobile no-fault and the homeowners lines of business.
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
     The following table presents the Company’s pro forma net income (loss) for the three months and nine months ended September 30, 2005, assuming the Company had used the fair value method (SFAS No. 123) to recognize compensation expense with respect to its options:

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net (loss) income — as reported	$(1,638,336)	$4,299,601
Plus: Stock-based employee compensation expense recorded against income	2,748,335	2,988,722
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,307,188)	(2,551,344)

Pro forma net income (loss)	$(1,197,189)	$4,736,979

Net income (loss) per weighted average shareholding
Basic — as reported	$(0.15)	$0.50
Basic — proforma	$(0.11)	$0.55
Diluted — as reported	$(0.15)	$0.47
Diluted — proforma	$(0.11)	$0.52
     The adoption of SFAS 123R’s fair value method has not resulted in additional share-based expense (a component of other operating and general expenses) in relation to stock options for the quarter ended September 30, 2006 as all outstanding options were fully vested as of January 1, 2006. Therefore, for the three months and nine months ended September 30, 2006, the adoption of SFAS 123R in relation to stock options has not effected net income or earnings per share.
     The above pro forma information has been determined as if the Company had accounted for its employees’ stock options under the fair value method. The fair value of stock options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

As of
September 30,
2005
Volatility factor	40.00%
Risk-free interest yield	3.60%
Dividend yield	0.00%
Average life	3 years

     The following table summarizes information with respect to stock options outstanding as of September 30, 2006:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance Outstanding at January 1, 2005	672,950	$2.06

Granted	275,200	$1.71
Exercised	(275,200)	$(1.71)
Forfeited	(275,200)	$(1.71)

Balance Outstanding at December 31, 2005	397,750	$2.31

Granted	—	—
Exercised	(81,700)	$(1.26)
Forfeited	—	—

Balance Outstanding at September 30, 2006	316,050	$2.58

     The following table summarizes information with respect to stock options outstanding as of September 30, 2006:

Options Outstanding				Options Exercisable
		Weighted Average
Range of	Number of Stock	Contractual Life	Weighted Average	Number of Stock	Weighted Average
Exercise Prices	Options	(in yrs)	Exercise Price	Options	Exercise Price
0.60	43,000	5.70	0.60	43,000	0.60
.98 — 1.29	47,300	4.79	.98	47,300	0.98
2.5 — 2.89	182,750	1.51	2.63	182,750	2.63
6.14	43,000	6.53	6.14	43,000	6.14

	316,050	3.27	2.58	316,050	2.58
     As of December 31, 2005, all of the Company’s options were fully vested and the Company did not award any options during the three months and nine months ended September 30, 2006.
     During the three months and nine months ended September 30, 2006, 0 and 81,700 share options were exercised for the Company’s common stock. During the three months and nine months ended September 30, 2006, the Company received additional consideration of approximately $0 and $102,727, respectively, from the exercise of the options.
     On March 21, 2006, the Board of Directors of NAHC approved the Compensation Committee’s recommendation to grant 343,000 stock appreciation rights (SARS) to the executive officers and other key employees under the Company’s 2004 Stock and Incentive Plan. The SARS were granted with a base price of $9.94 per share, which was the closing price of the Company’s common stock on the Nasdaq National Market on the date of grant.

     The following table summarizes information with respect to stock appreciation rights outstanding as of September 30, 2006:

Weighted
	Number of	Average
	SARS	Grant Price
Balance Outstanding at January 1, 2006	—	—

Granted	343,000	$9.94
Exercised	—	—
Forfeited	—	—

Balance Outstanding at September 30, 2006	343,000	$9.94

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
     The fair-value of stock-based compensation awards (SARS) was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

As of
September 30,
2006
Volatility factor	29.46%
Risk-free interest yield	4.67%
Dividend yield	0.00%
Average life	5.8 years
Volatility factor – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. We use actual historical changes in the market value of our stock weighted with other similar publicly traded companies in the insurance industry to calculate the volatility assumption, as it is management’s belief that this is the best indicator of future volatility.
Risk free interest yield – This is the implied yield currently available on U.S. Treasury zero-coupon issues with equal remaining term.
Dividend yield – The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.
Average life – This is the expected term, which is based on the simplified method.
     As a result of the adoption of SFAS 123R, the Company has reported, as a component of other liabilities on the balance sheet and other operating and general expenses on the statement of income, share-based compensation liability of approximately $798,000 at September 30, 2006. For the three months and nine months ended September 30, 2006, this additional share-based compensation lowered pre-tax earnings by $409,000 and $798,000, respectively, lowered net income by $278,365 and $543,119, respectively, and lowered basic earnings per share by $0.02 and $0.04, respectively.
     At September 30, 2006, the aggregate fair value of all outstanding SARS was approximately $1,704,000 with a weighted-average remaining contractual term of 9.47 years. The total compensation cost related to non-vested awards not yet recognized was approximately $906,000 with an expense recognition period of 2 years and 3 months.

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
     Operating Leases — The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Rent expense for the three months and nine months ended September 30, 2006 was $229,993 and $689,587, respectively, as compared with $229,847 and $677,874, respectively, for the comparable periods in 2005.
     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months and nine months ended September 30, 2006 was $53,100 and $159,300, respectively, as compared with $53,100 and $159,300, respectively, for the comparable periods in the 2005 year.
     Aggregate minimum rental commitments of the Company as of September 30, 2006 are as follows:

Year	Amount
2006	$216,900
2007	867,599
2008	796,799
2009 and thereafter	545,999

Total	$2,427,297

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
     For the three months and nine months ended September 30, 2006, Proformance was assessed $3,006,527 and $3,006,527, respectively, as its portion of the losses due to insolvencies of certain insurers, as compared with $4,886,128 and $4,886,128, respectively, for the comparable periods in the 2005 year. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments. In the event that the required assessment is greater than the amount accrued for via surcharges, the Company has the ability to increase its surcharge percentage to re-coup that amount. As of September 30, 2006 and 2005, the Company recorded $0 and $0, respectively as payable to NJPLIGA.

     A summary of the activity related to the change in our NJPLIGA recoverable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Collected	$751,252	$709,538	$2,190,663	$2,414,098
Paid	3,006,527	4,886,128	3,006,527	4,886,128
Recoverable	2,812,112	2,559,022	2,812,112	2,559,022
     The Board of Directors of the NJPLIGA reviewed the funding needs of the Unsatisfied Claim and Judgment Fund (UCJF) and NJPLIGA and authorized assessments for each entity in 2006. The Board of Directors of NJPLIGA determined it was necessary to assess carriers for the UCJF uninsured motorist and pedestrian personal injury protection responsibilities with a 1.00% assessment of each carrier’s automobile liability net direct written premium. The UCJF, as of January 2004, is responsible for payment of pedestrian PIP claims previously paid directly by auto insurers. These assessments reflect the cost of those claims and will be adjusted accordingly going forward. For the three months and nine months ended September 30, 2006, Proformance was assessed $0 and $1,009,652, respectively as compared with $0 and $1,226,964, respectively for the comparable periods in 2005. The net assessment payable by the Company is $0 as of September 30, 2006. This amount is reflected as reinsurance payable and ceded written premiums and is not recoverable by the Company.
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
     As of September 30, 2006 we have entered into a LAD agreement pursuant to which the PAIP business assigned to us by the State of New Jersey is transferred to Clarendon National Insurance Company and Auto One Insurance Company (which assigned its rights and obligations under the LAD agreement to The Camden Fire Insurance Association, effective May 1, 2006) which write and service the business in exchange for an agreed upon fee. For the three months and nine months ended September 30, 2006, the Company was assessed LAD fees of $18,669 and $76,504, respectively, in connection with payments to Clarendon National Insurance Company under the LAD agreement as compared with $130,675 and $408,919, respectively, for the comparable periods in the 2005 year. For the three months and nine months ended September 30, 2006, the Company was assessed an additional $10,713 and $10,713, respectively, in connection with payments made to Clarendon National Insurance Company during the prior year. For the three months and nine months ended September 30, 2005, the Company was reimbursed $81,804 and $81,804, respectively, in connection with payments made to Clarendon National Insurance Company during the prior year. For the three months and nine months ended September 30, 2006, the Company was assessed LAD fees of $4,721 and $17,096, respectively, in connection with payments to Auto One Insurance Company under the LAD agreement as compared with $21,240 and $108,918 respectively for the comparable periods in the 2005 year. For the three months and nine months ended September 30, 2006, the Company was assessed an additional $12,699 and $12,699, respectively, in connection with payments made to Auto One Insurance Company during the prior year. For the three months and nine months ended September 30, 2006, the Company received reimbursements of $0 and $15,636, respectively, in connection with payments made to Auto One Insurance Company during the prior year as compared with $31,577 and $26,141, respectively, for the comparable periods in the 2005 year. For the three months and nine months ended September 30, 2006 and 2005, the Company would have been assigned $481,476 and $1,885,685 of premium, respectively, by the State of New Jersey under PAIP, if not for the LAD agreements that were in place as compared with $3,451,926 and $11,241,681, respectively, for the comparable periods in the 2005 year. These amounts served as the basis for the fees to be paid to the LAD carriers.

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
     Proformance records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the three months and nine months ended September 30, 2006, the Company has been assigned $270,315 and $796,173 of premiums, respectively, by the State of New Jersey under the CAIP as compared with $647,003, and $1,577,259, respectively, for the comparable periods in the 2005 year. For the three months and nine months ended September 30, 2006, the Company has been assigned $304,935 and $1,008,799 of losses, respectively by the State of New Jersey under the CAIP as compared with $482,990 and $1,205,099, respectively, for the comparable periods in the 2005 year. On a quarterly basis, the State of New Jersey remits a member a participation report and a cash settlement report. The net result of premiums assigned less paid losses, losses and loss adjustment expenses and other expenses plus investment income results in a net cash settlement due to or from the participating member. The reserving related to these assignments is calculated by the State of New Jersey with corresponding entries recorded on the Company’s financial statements.
New Jersey Automobile Insurance Risk Exchange
     The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company’s participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as other underwriting, acquisition and insurance related expenses. For the three months and nine months ended September 30, 2006, we have been assessed $367,338 and $1,150,399, respectively, by NJAIRE, as compared with $445,064 and $1,464,213, respectively for the comparable periods in the 2005 year. These assessments represent amounts to be paid to NJAIRE as it relates to the Company’s participation in its plan. For the three months and nine months ended September 30, 2006, the Company received additional assessments of prior periods in the amount of $362,499 and $362,499, respectively as compared with $0 and $0, respectively for the comparable periods in the 2005 year. For the three months and nine months ended September 30, 2006, the Company received reimbursements of prior period assessments in the amount of $251,690 and $782,420, respectively as compared with $656,807 and $1,356,359, respectively for the comparable periods in the 2005 year.

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
     The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net Income (Loss) applicable to common stockholders	$4,381,341	$(1,638,336)	$11,393,244	$4,299,601

Weighted average common shares — basic	11,266,323	10,926,990	11,230,184	8,555,157
Effect of dilutive securities:
Options	233,751	553,232	236,358	553,232

Weighted average common shares — diluted	11,500,074	11,480,222	11,466,542	9,108,389

Basic Earnings Per Share	$0.39	$(0.15)	$1.01	$0.50

Diluted Earnings per Share	$0.38	$(0.15)	$0.99	$0.47

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
     Upon the Closing on February 21, 2006, Proformance paid Hanover a one-time fee of $450,000 in connection with this transaction. In addition, within 30 days of the closing, $100,000 was due to Hanover to reimburse Hanover for its expenses associated with this transaction. In addition, the Company will make two annual payments equal to 5% of the written premium of the retained business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been or will be recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the three months and nine months ended September 30, 2006, the Company has amortized $68,750 and $160,417 of the one-time fee and other expenses paid to Hanover. For the three months and nine months ended September 30, 2006, the Company has amortized $47,342 and $61,012 of the payment due Hanover based on 5% of the direct written premium.
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
     Upon the Closing, Proformance was required to pay to The Hartford a one-time fee of $150,000. In addition, a one-time payment equal to 5% of the written premium of the retained business will be paid to The Hartford within 45 days of the end of the twelve-month non-renewal period. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been or will be recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the three months and nine months ended September 30, 2006, the Company has amortized $37,500 and $87,500 of the one-time fee paid to The Hartford. For the three months and nine months ended September 30, 2006, the Company has amortized $40,765 and $57,050 of the payment due Hanover based on 5% of the direct written premium.
     The Hartford is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any Replacement Carrier Revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.
11. Treasury Stock
     On July 5, 2006, the Board of Directors of the Company authorized the repurchase of a maximum of 1,000,000 shares and a minimum of 200,000 shares of capital stock of the corporation within the next twelve months. As of September 30, 2006, the Company had repurchased 115,656 shares with an average price of $9.92. As of September 30, 2006, the Company is authorized to repurchase an additional 884,344.
     The following table summarizes information with respect to the capital stock repurchase as of September 30, 2006:

	Number of Shares		Average
	Maximum	Minimum	Price
Balance at July 5, 2006	1,000,000	200,000
Repurchased	24,790	24,790	$9.39

Balance at July 31, 2006	975,210	175,210
Repurchased	56,448	56,448	9.92

Balance at August 31, 2006	918,762	118,762
Repurchased	34,418	34,418	10.28

Balance at September 30, 2006	884,344	84,344	$9.92

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
     During the three months and nine months ended September 30, 2006, the highly competitive nature of the New Jersey auto insurance market continued to increase as it did in 2005. In response to this continued increase in the competitive landscape of the New Jersey auto insurance market we filed for and received approval for various rate changes designed so that our rates remained competitive for the segment of the New Jersey auto insurance market that we focus on. In addition, our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers. For the three months and nine months ended September 30, 2006, commercial insurance business increased 37.2% and 46.5% as compared to the same periods in the prior year. We have also experienced continued success in packaging the mono-line auto business with the related homeowners policy, thereby further increasing our package policy percentage.
     2005 was a transitional year for NAHC. The $62 million in net proceeds raised through our IPO in April 2005 strengthened our financial position, which we believe put us in a position to become a much more aggressive competitor in the New Jersey marketplace. We perceive that the New Jersey auto insurance market migrated from an essentially non-competitive to a highly competitive environment during 2005. In addition, personal lines automobile business has historically made up the largest percentage of our overall business, however we began a transition in 2005 from writing predominantly mono-line automobile business to writing increasing amounts of package personal lines policies that include homeowners, umbrella, boat and specialty coverages in addition to the automobile coverage.
     For the three months ended September 30, 2006 our direct written premium increased by $3.7 million to $45.6 million from $41.9 million in the comparable 2005 period. For the nine months ended September 30, 2006 our direct written premium decreased by $29.5 million to $135.5 million from $165.0 million in the comparable 2005 period.

     For the three months ended September 30, 2006, the increase is primarily due to the following: new business generated by our partner agents increased by $4.4 million to $9.7 million from $5.3 million in the comparable 2005 period, offset by attrition of existing business of $2.7 million and $2.6 million, respectively. In addition, our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $3.5 million due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market.
     For the nine months ended September 30, 2006 the decrease is due to the following: our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $50.8 million due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market. New business generated by our partner agents for the nine months ended September 30, 2006 was $25.8 million, offset by attrition of existing business of $4.8 million.
     As of September 30, 2006, our shareholders’ equity was $148.7 million, up from shareholders’ equity of $138.2 million as of December 31, 2005,reflecting a 10.26% compound annual growth rate. Included in shareholders’ equity is $62.2 million as a result of our initial public offering, which was completed on April 21, 2005.
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
     As a result of New Jersey’s “take all comers” requirement, we are obligated to underwrite a broad spectrum of personal automobile insurance risks. To address this potential problem, since 1998 Proformance has utilized a tiered rating system to price its policies which includes five (5) rating tiers which are based upon the driving records of the policyholders. The purpose of the rating tiers is to modify the premiums to be charged for each insured vehicle on the personal automobile policy so that the premiums charged accurately reflect the underwriting exposures presented to Proformance. As of September 30, 2006, the rating tier modifiers and the distribution of risks within the tiers were as follows:

	Premium
	Modifications	Percent of Total
Tier Designation	Factor	Vehicles
Tier A	0.88	28.8%
Tier One	1.00	62.2%
Tier Two	1.70	7.7%
Tier Three	2.25	0.3%
Tier Four	2.60	1.0%

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
     We believe that proper recognition of emerging trends, and an active response to those trends, is essential for our business. In addition, we believe that the recent entrants to the New Jersey personal automobile insurance marketplace, such as Mercury General, 21st Century Insurance and GEICO, has provided a new level of competition not previously experienced by us or by our long-term competitors, which could have a material effect on our ability to meet sales goals or maintain adequate rates for our insurance products.
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

     For the three months and nine months ended September 30, 2006, direct written premium generated from The Hartford renewal business was approximately $1.3 million and $2.9 million, respectively.
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
     For the three months and nine months ended September 30, 2006, direct written premium generated from Hanover renewal business was approximately $4.4 million and $8.0 million, respectively.
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
     During the three months and nine months ended September 30, 2006, the highly competitive nature of the New Jersey auto insurance market continued to increase as it did in 2005. Our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers.
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
     The Company reported, as a component of other liabilities on the balance sheet and other operating and general expenses in the statement of income, share-based compensation expense of approximately $409,000 and $798,000 for the three months and nine months ended September 30, 2006.
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
Loss and Loss Adjustment Expense Reserves
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
     For the three months ended September 30, 2006, reserves decreased by $4.6 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to growth in commercial lines business which traditionally exhibits lower loss ratios and improvement in our claims frequency for personal auto lines.
     For the nine months ended September 30, 2006, reserves decreased by $18.4 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to growth in commercial lines business which traditionally exhibits lower loss ratios and improvement in our claims frequency for personal auto lines. For the nine months ended September 30, 2006, prior year reserves decreased $0.2 million as a result of favorable development in the personal lines automobile no-fault and the homeowners lines of business.
     We have made a change in a key assumption to the estimates of liabilities for loss and loss adjustment expenses for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, there was a change in the loss reserving procedures implemented by our claims department. Higher initial (factor) reserves are being posted for new liability claims and the timeframes for establishing an ultimate value of liability has been accelerated. As a result, we placed more reliance on projected claim counts and paid loss development methods rather than on incurred loss development techniques.
     The table below sets forth the types of reserves we maintain for our lines of business and indicates the amount of reserves as of September 30, 2006 for each line of business.
National Atlantic Holdings Corporation
Breakout of Reserves by Line of Business
As of September 30, 2006

	Direct	Assumed			Total Balance
	Case	Case		Assumed	Sheet
	Reserves	Reserves	Direct IBNR	IBNR	Reserves
			($ in thousands)
Line of Business:
Fire	$—	$34	$—	$—	$34
Allied	—	2	—	—	2
Homeowners	5,658	—	6,521	—	12,179
Personal Auto	93,301	5	65,850	—	159,156
Commercial Auto	10,970	1,204	15,090	1,175	28,439
Other Liability	11	—	1,212	—	1,223

Total Reserves	$109,940	$1,245	$88,673	$1,175	$201,033

Reinsurance Recoverables on Unpaid Losses					(23,088)

Total Net Reserves					$177,945

     In establishing our net reserves as of September 30, 2006, our actuaries determined that the range of reserve estimates at that date was between $163.9 million and $191.9 million. The amount of net reserves at September 30, 2006, which represents the best estimate of management and our actuaries within that range, was $177.9 million. There are two major factors that could result in ultimate losses below management’s best estimate:
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
Investment Accounting Policy — Impairment
     In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and how to measure such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 supersedes Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“EITF 03-1”) and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value (“Topic D-44”) and nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. The Company has complied with the disclosure requirements of FSP-115, which were effective for periods which began after December 15, 2005. The Company’s adoption of FSP 115-1 did not have a material impact on the Company’s consolidated financial statements.
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

Insurance Ratios
     The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability. The combined ratio is the sum of the loss ratio and the expense ratio. The loss ratio is the ratio of losses and loss adjustment expenses to net earned premiums. The expense ratio, when calculated on a statutory accounting basis, is the ratio of underwriting expenses to net written premiums. The expense ratio, when calculated on a GAAP basis, differs from the statutory method specifically as it relates to policy acquisition expenses. Policy acquisition expenses are expensed as incurred under statutory accounting principles. However, for GAAP, policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned. The combined ratio reflects only underwriting results and does not include fee for service income. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions and other factors.
Results of Operations
     For the three months ended September 30, 2006 our direct written premium increased by $3.7 million to $45.6 million from $41.9 million in the comparable 2005 period. For the nine months ended September 30, 2006 our direct written premium decreased by $29.5 million to $135.5 million from $165.0 million in the comparable 2005 period.
     For the three months ended September 30, 2006, the increase is primarily due to the following: new business generated by our partner agents increased by $4.4 million to $9.7 million from $5.3 million in the comparable 2005 period, offset by attrition of existing business of $2.7 million and $2.6 million, respectively. In addition, our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $3.5 million due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market.
     For the nine months ended September 30, 2006 the decrease is due to the following: our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $50.8 million due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market. New business generated by our partner agents for the nine months ended September 30, 2006 was $25.8 million, offset by attrition of existing business of $4.8 million.

     The table below shows certain of our selected financial results for the three months and nine months ended September 30, 2006 and 2005:
For the three months ended September 30, 2006 compared to the three months ended September 30, 2005

	For the three months ended Sept 30,		For the nine months ended Sept 30,
	2006	2005	2006	2005
Direct written premiums	$45,645	$41,897	$135,483	$164,961
Net written premiums	43,400	41,875	127,876	158,313
Net earned premiums	39,682	43,267	116,992	132,376
Investment income	4,116	3,448	11,905	8,798
Net realized investment gains (losses)	297	40	595	416
Other income	330	472	1,123	1,186

Total revenue	$44,425	$47,227	$130,615	$142,776

	For the three months ended Sept 30,		For the nine months ended Sept 30,
	2006	2005	2006	2005
Loss and loss adjustment expenses	$25,586	$36,871	$75,972	$101,754
Underwriting, acquisition and insurance related expenses	12,195	9,636	36,243	30,594
Other operating and general expenses	566	2,965	1,757	3,897

Total expenses	38,347	49,472	113,972	136,245

Income before income taxes	6,078	(2,245)	16,643	6,531
Income taxes	1,697	(607)	5,250	2,231

Net income	$4,381	$(1,638)	$11,393	$4,300

Direct Written Premiums. Direct written premiums for the three months ended September 30, 2006 increased by $3.7 million, or 8.8%, to $45.6 million from $41.9 million in the comparable 2005 period. Direct written premiums for the nine months ended September 30, 2006 decreased by $29.5 million, or 17.9%, to $135.5 million from $165.0 million in the comparable 2005 period.
     For the three months ended September 30, 2006, the increase is primarily due to the following: new business generated by our partner agents increased by $4.4 million to $9.7 million from $5.3 million in the comparable 2005 period, offset by attrition of existing business of $2.7 million and $2.6 million, respectively. In addition, our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $3.5 million due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market.
     For the nine months ended September 30, 2006 the decrease is due to the following: our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $50.8 million due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market. New business generated by our partner agents for the nine months ended September 30, 2006 was $25.8 million, offset by attrition of existing business of $4.8 million.
Net Written Premiums. Net written premiums for the three months ended September 30, 2006 increased by $1.5 million, or 3.6%, to $43.4 million from $41.9 million in the comparable 2005 period. Net written premiums for the nine months ended September 30, 2006 decreased by $30.4 million, or 19.2%, to $127.9 million from $158.3 million in the comparable 2005 period. Ceded premiums as a percentage of direct written premium for the three months and nine months ended September 30, 2006 was 5.7% and 6.3%, respectively as compared to 1.7% and 5.1%, respectively, in the same periods in the prior year. For the three months ended September 30, 2005, ceded premium was reduced by $4.0 million and net written premium was increased by the same amount as Proformance commuted the Auto Physical Damage Quota Share Contract with Odyssey Re on September 15, 2006. The decrease in net written premiums for the nine months ended September 30, 2006 was due to the decrease in direct written premiums for the same period.

Net Earned Premiums. Net earned premiums for the three months ended September 30, 2006 decreased by $3.6 million, or 8.3%, to $39.7 million from $43.3 million in the comparable 2005 period. Net earned premiums for the nine months ended September 30, 2006 decreased by $15.4 million, or 11.6%, to $117.0 million from $132.4 million in the comparable 2005 period.
Net Investment Income. Net investment income for the three months ended September 30, 2006 increased by $0.7 million, or 20.6%, to $4.1 million from $3.4 million in the comparable 2005 period. Net investment income for the nine months ended September 30, 2006 increased by $3.1 million, or 35.2%, to $11.9 million from $8.8 million in the comparable 2005 period. The increase was primarily due to an increase in our average book yield to maturity which was 5.45% and 5.12% at September 30, 2006 and 2005, respectively. The increase in yield was due to the purchase of securities with higher yields. In addition, invested assets increased to $314.9 million at September 30, 2006 from $293.7 million at September 30, 2005.
Net Realized Investment Gain. Net realized investment gain for the three months ended September 30, 2006 and 2005 was $0.3 million and $0.0 million, respectively. Net realized investment gain for the nine months ended September 30, 2006 and 2005 was $0.6 million and $0.4 million, respectively.
Other Income. Other income for the three months ended September 30, 2006 and 2005 was $0.3 million and $0.5 million, respectively. Other income for the nine months ended September 30, 2006 and 2005 was $1.1 million and $1.2 million, respectively. The decrease in other income is primarily related to a decrease in revenue related to claims handling services provided by Riverview in connection with the AT&T contract. Claims handling revenue for the three months and nine months ended September 30, 2006 was $0.0 million and $0.2 million, respectively, as compared with $0.1 million and $0.4 million for the comparable 2005 period.
Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses for the three months ended September 30, 2006 decreased by $11.3 million, or 30.6%, to $25.6 million from $36.9 million in the comparable 2005 period. Loss and loss adjustment expenses for the nine months ended September 30, 2006 decreased by $25.8 million, or 25.3%, to $76.0 million from $101.8 million in the comparable 2005 period. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the three months ended September 30, 2006 was 64.5% compared to 85.2% for the three months ended September 30, 2005. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the nine months ended September 30, 2006 was 64.9% compared to 76.9% for the nine months ended September 30, 2005. The ratio of net incurred losses, excluding loss adjustment expenses, to net earned premiums during 2006 was 60.0% compared to 65.3% for the comparable 2005 period
Underwriting, Acquisition and Insurance Related Expenses. Underwriting, acquisition and insurance related expenses for the three months ended September 30, 2006 increased by $2.6 million, or 27.1%, to $12.2 million from $9.6 million in the comparable 2005 period. Underwriting, acquisition and insurance related expenses for the nine months ended September 30, 2006 increased by $5.6 million, or 18.3%, to $36.2 million from $30.6 million in the comparable 2005 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the three months ended September 30, 2006 was 28.1% as compared to 23.0% for the comparable 2005 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the nine months ended September 30, 2006 was 28.3% as compared to 19.3% for the comparable 2005 period. Underwriting, acquisition and insurance related expenses, excluding deferred acquisition costs for the three months and nine months ended September 30, 2006 were $12.7 million and $37.0 million, respectively as compared with $12.5 million and $36.8 million, respectively in the comparable 2005 period. For the three months and nine months ended September 30, 2006, the deferred acquisition cost asset increased by $0.5 million and $0.8 million, respectively to $17.9 million as compared to an increase of $2.9 million and $6.2 million, respectively, to $17.1 million in the comparable 2005 period. The effect of the increase in the deferred acquisition cost asset is recorded as a reduction of underwriting, acquisition and insurance related expenses. During the three months ended September 30, 2005, unearned premiums decreased $2.2 million. For the nine months ended September 30, 2005, unearned premiums increased $26.8 million, respectively, to $90.9 million, as a result of the conversion of six to twelve month policies, and the related commission expense was $7.8 million and $21.0 million, respectively. For the three months and nine months ended September 30, 2006, unearned premiums increased $3.6 million and $11.4 million, respectively, to $92.9 million, as a result of the increase in direct written premiums during the periods, and commission expense for the three months and nine months ended September 30, 2006 was $6.4 million and $17.5 million, respectively.
Other Operating and General Expenses. Other operating and general expenses for the three months ended September 30, 2006 decreased by $2.4 million, or 80.0%, to $0.6 million from $3.0 million in the comparable 2005 period. Other operating and general expenses for the nine months ended September 30, 2006 decreased by $2.1 million, or 53.9%, to $1.8 million from $3.9 million in the comparable 2005 period. The decrease in other operating and general expenses for the three months and nine months ended September 30, 2006 is primarily related to a decrease in deferred compensation expense. For the three months and nine months ended September 30, 2006, deferred compensation expense was $0.4 million and $0.8 million, respectively, as compared to $2.8 million and $3.0 million for the comparable 2005 period.

Income Tax Expense (Benefit). Income tax expense (benefit) for the three months ended September 30, 2006 and 2005 was $1.7 million and ($0.6) million, respectively. Income tax expense for the nine months ended September 30, 2006 and 2005 was $5.3 million and $2.2 million, respectively. The increase in tax expense of $2.3 million and $3.1 million for the three months and nine months ended September 30, 2006 as compared to the same period in the prior year was due to the increase in income before tax for the same periods.
Net Income (Loss). Net income (loss) after tax for the three months ended September 30, 2006 and 2005 was $4.4 million and ($1.6) million, respectively. Net income after tax for the nine months ended September 30, 2006 and 2005 was $11.4 million and $4.3 million, respectively. The increase in net income after tax for the three months and nine months ended September 30, 2006 as compared to the same period in the prior year is a result of the factors discussed above.
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
     Our consolidated cash flow used by operations was $0.3 million for the three months ended September 30, 2006. Our consolidated cash flow provided by operations was $5.1 million for the three months ended September 30, 2005. Our consolidated cash flow provided by operations was $5.3 million and $21.7 million for each of the nine months ended September 30, 2006 and 2005, respectively. The cash flow provided by operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 decreased primarily due to a decrease in unpaid losses and loss adjustment expenses, partially offset by a decrease in reinsurance recoverables and receivables and increases in unearned premiums and income taxes payable. The cash flow provided by operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 decreased due to a decrease in unpaid losses, partially offset by a decrease in reinsurance recoverables and receivables. For the nine months ended September 30, 2006, unpaid losses and loss adjustment expenses decreased $18.3 million as compared with an increase of $29.8 million which occurred during the nine months ended September 30, 2005. Reinsurance recoverables and receivables for the nine months ended September 30, 2006 decreased $7.0 million as compared to an increase of $11.0 million which occurred during the nine months ended September 30, 2005
     For the three months ended September 30, 2006 and 2005, our consolidated cash flow used for investing activities was $2.2 million and $0.8 million, respectively. For the nine months ended September 30, 2006 and 2005, our consolidated cash flow used for investing activities was $15.0 million and $59.7 million, respectively. The increase in cash used in investing activities for the three months ended September 30, 2006 as compared to the same period in the prior year is related to the increase in direct written premiums for the three months ended September 30, 2006. Direct written premiums for the three months ended September 30, 2006 increased by $3.7 million, or 8.9%, to $45.6 million from $41.9 million in the comparable 2005 period. The decrease in cash used in investing activities for the nine months ended September 30, 2006 as compared to the same period in the prior year is related primarily to the conversion of our private passenger automobile business from six month to twelve month policies which began on January 1, 2005. This conversion process led to an increase in premium writings for the nine months ended September 30, 2005, which was subsequently invested by the Company along with the continued investment of the capital received as part of the initial public offering which was completed on April 21, 2005. Direct written premiums for the nine months ended September 30, 2006 decreased by $29.5 million, or 17.9%, to $135.5 million from $165.0 million in the comparable 2005 period. In addition, for the nine months ended September 30, 2006 our consolidated cash flow used in investing activities was in excess of our cash provided by operations as Proformance invested the $9 million which was contributed by National Atlantic Holdings during the period.
     For the three months and nine months ended September 30, 2006 our consolidated cash flow used in financing activities was $1.1 million and $1.0 million, respectively. For the three months and nine months ended September 30, 2005, our consolidated cash flow provided by financing activities was $0 and $62.2 million. For the three months ended September 30, 2006, the increase in our cash flow used in financing activities is related to the repurchase of capital stock as authorized by the board of directors on July 5, 2006. For the nine months ended September 30, 2006, the decrease in our consolidated cash flow from financing activities is directly related to the capital received during 2005 in connection with the Company’s initial public offering which was completed on April 21, 2005.

The effective duration of our investment portfolio was 5.7 years as of September 30, 2006. By contrast, our liability duration was approximately 3.5 years as of September 30, 2006. We do not believe this difference in duration adversely affects our ability to meet our current obligations because we believe our cash flows from operations and investing activities are sufficient to meet those obligations. For the nine months ended September 30, 2006, net cash decreased $10.7 million, however, when the subsequent investment by Proformance of the capital contributed by National Atlantic Holdings in the amount of $9.0 million is excluded, net cash for the nine months ended September 30, 2006 decreased by $1.7 million. Pursuant to our tax planning strategy, we invested the $40.6 million received from the Ohio Casualty replacement carrier transaction in long-term bonds in accordance with Treasury Ruling Regulation 1.362-2, which allows us to defer the payment of income taxes on the associated replacement carrier revenue until the underlying securities are either sold or mature. The effective duration of our investment portfolio, when excluding these securities is reduced from 5.7 years to 5 years.
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
     The Company entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for the three months and nine months ended September 30, 2006 was $229,993 and $689,587, respectively, as compared with $229,847 and $677,874, respectively, for the same periods in the prior year.
     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months and nine months ended September 30, 2006 was $53,100 and $159,300, respectively, as compared with $53,100 and $159,300, respectively, for the same periods in the prior year.

     Aggregate minimum rental commitments of the Company as of September 30, 2006 are as follows:

Year	Amount
2006	$216,900
2007	867,599
2008	796,799
2009 and thereafter	545,999

Total	$2,427,297

     In connection with the lease agreement, the Company obtained a letter of credit in the amount of $300,000 as security for payment of the base rent.
Investments
     As of September 30, 2006 and December 31, 2005, Proformance maintained a high quality investment portfolio. The Moody’s credit quality of the fixed income portfolio ranges from “AAA” to “A” and the average credit quality is “AA1”.
     As of September 30, 2006 and December 31, 2005, we did not hold any securities that were not publicly traded, because our investment policy prohibits us from purchasing those securities. In addition, at those dates, we did not have any non-investment grade fixed income securities.
     As of December 31, 2005, fixed maturity securities having an unrealized loss of $1,773,955 a fair value of $184,473,102 and an amortized cost of $186,247,057 were in a continuous unrealized loss position for less than twelve months. As of September 30, 2006, available-for-sale fixed maturity securities having an unrealized loss of $110,175 a fair value of $37,898,711 and an amortized cost of $38,008,886 were in a continuous unrealized loss position for less than twelve months. As of September 30, 2006, held-to-maturity fixed maturity securities having an unrealized loss of $259,164 a fair value of $13,820,254 and an amortized cost of $14,079,418 were in a continuous unrealized loss position for less than twelve months
     As of December 31, 2005, equity and preferred securities having an unrealized loss of $255,490 a fair value of $2,902,740 and an amortized cost of $3,158,230 were in a continuous unrealized loss position for less than twelve months. As of September 30, 2006, equity and preferred securities having an unrealized loss of $6,990 a fair value of $292,207 and an amortized cost of $299,197 were in a continuous unrealized loss position for less than twelve months.
     As of September 30, 2006, gross unrealized losses for available-for-sale totaled $2,181,705. This amount was calculated using the following data: $1,618,616 of unrealized losses related to securities of the U.S. Government, government agencies and authorities, $282,986 related to state, local and government agencies, $120,665 related to industrial and miscellaneous, $17,612 related to mortgage backed securities and $141,826 related to equity securities.
     As September 30, 2006, gross unrealized losses for held-to-maturity totaled $800,560. This amount was calculated using the following data: $250,795 of unrealized losses related to securities of the U.S. Government, government agencies and authorities, $54,675 related to state, local and government agencies, $495,090 related to industrial and miscellaneous.
     As more fully described above under “—— Critical Accounting Policies —— Investment Accounting Policy —— Impairment”, in accordance with the guidance of paragraph 16 of SFAS 115, should an other-than-temporary impairment be determined, we recognize such loss on the income statement and we write down the value of the security and treat the adjusted value as the new cost basis of the security.
     Our gross unrealized losses represented .94% of cost or amortized cost of the investment portfolio as of September 30, 2006. Fixed maturities represented 98.7% of the investment portfolio and 95.2% of the unrealized losses as of September 30, 2006.
     There are two equity and preferred securities having an unrealized loss of $134,836, a fair value of $853,709 and an amortized cost of $988,545 as of September 30, 2006 which have been in a continuous unrealized loss position for greater than 12 months. There were three hundred and seventeen available-for-sale fixed maturity securities having an unrealized loss of $1,929,705 a fair value of $171,884,790 and an amortized cost of $173,814,495 as of September 30, 2006 which have been in a continuous unrealized loss position for greater than 12 months. There were twenty held-to-maturity fixed maturity securities having an unrealized loss of $541,396 a fair value of $27,578,846 and an amortized cost of $28,120,242 as of September 30, 2006 which have been in a continuous unrealized loss position for greater than 12 months.

     Our fixed income securities in an unrealized loss position have an average “AA1” credit rating by Moody’s, with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of our ongoing security monitoring process by our investment manager and investment committee, it was concluded that no securities in the portfolio were considered to be other than temporarily impaired as of September 30, 2006. We believe, with the investment committee’s confirmation, that securities that are temporarily impaired that continue to pay principal and interest in accordance with their contractual terms, will continue to do so.
     Management considers a number of factors when selling securities. For fixed income securities, management considers realizing a loss if the interest payments are not made on schedule or the credit quality has deteriorated. Management also considers selling a fixed income security in order to increase liquidity. Management considers selling an equity security at a loss if it believes that the fundamentals, i.e ., earnings growth, earnings guidance, prospects of dividends, and management quality have deteriorated. Management considers selling equity securities at a gain for liquidity purposes. Our investment manager is restricted with respect to the sales of all securities in an unrealized loss position. These transactions require the review and approval by senior management prior to execution.
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
     As of September 30, 2006 and as of December 31, 2005, our fixed income portfolio was 65.4% and 62.3%, concentrated in U.S. government securities and securities of government agencies and authorities that carry an “Aaa” rating from Moody’s, respectively.
     As of September 30, 2006 and as of December 31, 2005, we did not have any material underwater securities. The following summarizes our unrealized losses by designated category as of September 30, 2006.
Securities in an Unrealized Loss Position for Less than 6 Months

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$4,350,814	$4,345,087	$(5,727)	(.13)%
Equities	$44,887	$44,509	$(378)	(.84)%
Securities in an Unrealized Loss Position for 6 to 12 Months

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$47,737,490	$47,373,879	$(363,611)	(.76)%
Equities	254,310	247,698	(6612)	(2.60)%
Securities in an Unrealized Loss Position for 12 to 24 Months

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$201,934,737	$199,463,636	$(2,471,101)	(1.22)%
Equities	$988,545	$853,709	$(134,836)	(13.64)%
Securities with a Decline in Market Value Below Carrying Values Less than 20%

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$254,023,041	$251,182,602	$(2,840,439)	(1.12.52)%
Equities	$842,697	$797,676	$(45,021)	(5.34)%
Securities with a Decline in Market Value below Carrying Values of 20%-50%

% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	—	—	—	—
Equities	$445,045	$348,240	$(96,805)	(21.75)%

Securities with a Decline in Market Value Below Carrying Values Greater than 50%

% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	—	—	—	—
Equities	—	—	—	—
Contractual Obligations
     The following table summarizes our long-term contractual obligations and credit-related commitments as of September 30, 2006.

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Loss and Loss Adjustment Expenses (1)	$59,433,550	$86,303,209	$29,360,885	$2,847,117	$177,944,761
Operating Lease Obligations (2)	$867,599	$1,558,197	$218,400	$—	$2,644,196

(1)	As of September 30, 2006 we had net property and casualty reserves of $177.9 million. The amounts and timing of these obligations are not set contractually. Nonetheless, based on cumulative property and casualty claims paid over the last ten years, we anticipate that approximately 33.4% will be paid within a year, an additional 48.5% between one and three years, 16.5% between three and five years and 1.6% in more than five years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this payment estimate because of the potential impact from changes in:

•	the legal environment whereby court decisions and changes in backlogs in the court system could influence claim payout patterns.

•	our mix of business because property and first-party claims settle more quickly than bodily injury claims.

•	claims staffing levels — claims may be settled at a different rate based on the future staffing levels of the claim department.

•	reinsurance programs — changes in Proformance’s retention will influence the payout of the liabilities. As Proformance’s net retention increases, the liabilities will take longer to settle than in past years.

•	loss cost trends — increases/decreases in inflationary factors (legal and economic) will influence ultimate claim payouts and their timing.

(2)	Represents our minimum rental commitments as of September 30, 2006 pursuant to our seven-year lease agreement for the use of our office space and equipment at 4 Paragon Way, Freehold, NJ 07728 and our four-year lease agreement for the use of our office space and equipment at 3 Paragon Way, Freehold, NJ 07728.
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

Adoption of New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that began after June 15, 2005. The Company adopted the provisions of SFAS 123R effective January 1, 2006 at which time the pro forma disclosures previously permitted under SFAS 123 were no longer an alternative to financial statement recognition. Under SFAS 123R, the Company was required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. For further details, please refer to Note 6 Share-based Compensation of our unaudited financial statements as of and for the three months and nine months ended September 30, 2006.
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

	Fair Value
	-100 Basis		+100 Basis
	Point	As of	Point
	Change	9/30/06	Change
	($ in thousands)
Fixed maturities and preferred stocks	$327,851	$310,171	$292,491
Cash and cash equivalents	29,115	29,115	29,115

Total	$356,966	$339,286	$321,606

	Fair Value
	-100 Basis		+100 Basis
	Point	As of	Point
	Change	12/31/2005	Change
	($ in thousands)
Fixed maturities and preferred stocks	$295,709	$278,892	$262,075
Cash and cash equivalents	39,837	39,837	39,837

Total	$335,546	$318,729	$301,912
Equity Risk
     Equity risk is the risk that we will incur economic losses due to adverse changes in the prices of equity securities in our investment portfolio. Our exposure to changes in equity prices primarily result from our holdings of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values of our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimate that such a decline in equity market prices would decrease the market value of our equity investments by approximately $476,889 and $1,283,629 respectively, based on our equity positions as of September 30, 2006 and December 31, 2005.
     As of September 30, 2006, approximately 1.3% of our investment portfolio were invested in equity securities. We continuously evaluate market conditions regarding equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.
Credit Risk
     We have exposure to credit risk as a holder of fixed income securities. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines to reduce our credit risk. As of September 30, 2006, approximately 65.4% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, 32.3% was invested in other fixed income securities rated “Aaa”/“Aa” by Moody’s, and 2.3% was invested in fixed income securities rated “A” by Moody’s. As of September 30, 2006, we do not own any securities with a rating of less than “A.”
     We are also subject to credit risks with respect to our third-party reinsurers. Although reinsurers are liable to us to the extent we cede risks to them, we are ultimately liable to our policyholders on all these risks. As a result, reinsurance does not limit our ultimate obligation to pay claims to policyholders and we may not be able to recover claims made to our reinsurers.

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
     As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our CEO and CAO concluded, as of the end of the period covered by this report, that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives
Changes in Internal Control over Financial Reporting
     Management has evaluated, with the participation of our CEO and CAO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2006. In connection with such evaluation, we have determined that there was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2006 that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting.

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
     On July 5, 2006, the Board of Directors of the Company authorized the repurchase of a maximum of 1,000,000 shares and a minimum of 200,000 shares of capital stock of the corporation within the next twelve months. As of September 30, 2006, the Company had repurchased 115,656 shares with an average price of $9.92. As of September 30, 2006, the Company is authorized to repurchase an additional 884,344
Item 3. Defaults Upon Senior Securities.
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

Dated: November 14, 2006