Form 10-K
period 2006-12-31
NATIONAL ATLANTIC HOLDINGS CORP
filed 2007-03-15
CIK 946492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Registrant’s telephone number, including area code:
(732) 665-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, no par value per share	The Nasdaq Stock Market LLC

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☑

The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2006, the last business day of our most recently completed fiscal quarter, was $69,606,004 based on the closing sale price of $9.40 per common share on the The Nasdaq Stock Market LLC on that date. For purposes of this computation only, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

As of March 14, 2007, there were outstanding 11,111,123 common shares, no par value per share, of the registrant.

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

Overview

We provide property and casualty insurance and insurance-related services to individuals, families and businesses in the State of New Jersey. Our primary personal insurance product is the packaged “High Performance Policy,” which includes private passenger automobile, homeowners, and personal excess (“umbrella”) and specialty property liability coverage. For businesses, we offer a range of commercial insurance products, including commercial property, commercial general liability, and business auto, as well as claims administrative services to self-insured corporations. We believe that our competitive edge lies in our extensive knowledge of the New Jersey insurance market and regulatory environment, and our business model, which is designed to align our Partner Agents’ interests with management by requiring many of them to retain an ownership stake in the Company.

As of December 31, 2006, our insurance subsidiary, Proformance Insurance Company, which we refer to as Proformance, was the eleventh largest and one of the fastest growing providers of private passenger auto insurance in New Jersey, based on direct written premiums of companies writing more than $5 million of premiums annually over the past three years, according to A.M. Best. From 2002 through 2006, we experienced a 10.5% compound annual growth rate, as our direct written premiums for all lines of business we write, including homeowners and commercial lines, increased from $114.6 million in 2002 to $171.1 million in 2006. As of December 31, 2006, our stockholders’ equity was $150.9 million, up from stockholders’ equity of $18.1 million as of December 31, 2002, reflecting a 69.9% compound annual growth rate. Included in stockholders’ equity is $62.2 million as a result of our initial public offering, which was completed on April 21, 2005.

We believe the current conditions in the New Jersey property and casualty insurance market represent an attractive opportunity for us. According to the U.S. Census Bureau, 2005 American Community Survey, New Jersey had the highest median household incomes of the 50 states. According to A.M. Best, private passenger auto direct written premiums in New Jersey for 2005 were $6.1 billion (ranking fourth among the states and having grown 18% since 2001). Total property and casualty direct written premiums in New Jersey for 2005 were $17.1 billion (ranking seventh among the 50 states.) We believe that these market conditions provide us with the opportunity to profitably grow our business.

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

We distribute our products exclusively through licensed independent agents, many of whom are Partner Agents who have purchased a minimum of $50,000 of the common stock of NAHC. By reason of their ownership interest in NAHC, we believe that each Partner Agent has an incentive to provide us with more profitable segments of the personal and commercial lines business in New Jersey. We provide Partner Agents with advanced automation tools to reduce expenses, the opportunity to qualify as “Custom Agents” with the ability to perform some of the basic underwriting and claims processing for additional compensation, and eligibility to participate in our contingent commission program which is based upon the volume and the profitability of the business produced by the agent or agency. We believe that the Partner Agent system of distributing our products provides us with a sustainable strategic advantage over our competitors in the areas of underwriting/risk selection and operating expense control.

Proformance provides comprehensive packaged personal lines property and casualty insurance. Our packaged personal lines policy, which we call the “High Proformance Policy” or “HPP,” contains coverages for private passenger automobile, homeowners, personal excess (“umbrella”) liability, and personal specialty property lines insurance covering jewelry, furs, fine arts, cameras, electronic data processing equipment, boats, yachts and other high value items. We believe that our packaged personal lines product provides several advantages over non-packaged alternatives, including administrative expense savings, lower loss ratios, increased customer convenience and higher policyholder retention. Part of our growth strategy is to convert individual policies obtained through replacement carrier transactions or placed by our Partner Agents with other carriers into our HPP product.

Proformance also offers commercial lines products, predominantly commercial automobile liability and physical damage for small to medium-sized “Main Street” businesses, which we regard as high frequency/low severity risks. In 2006, commercial lines business was 17.8% of our direct written premiums. It is part of our long-term strategy to increase our penetration of the “Main Street” commercial market, which in New Jersey is largely controlled by independent agents. Based upon reports given to us by our Partner Agents, we believe that our Partner Agents write an aggregate of approximately $3.0 billion of New Jersey property and casualty premiums per annum, of which approximately $1.9 billion is commercial lines. As of December 31, 2006, we write only 4.24% of the total premiums placed by our Partner Agents. We intend to increase our share of our agents’ total business. In particular, we intend to increase the amount of commercial lines business we write for “Main Street” business policyholders by capturing a larger share of this business placed by our Partner Agents.

Our non-insurance subsidiaries provide Proformance and third parties with a variety of services. Most of the services provided by our non-insurance subsidiaries generate fee-for-service income. Our non-insurance subsidiaries include:

•	Riverview Professional Services, Inc., which we refer to as Riverview, which provides case management and medical treatment cost containment to ensure cost-efficient service in the treatment of auto accident victims and reduced claims expenses for Proformance. Riverview is also a third party claims administrator providing claims handling services to companies that self insure.

•	National Atlantic Insurance Agency, Inc., which we refer to as NAIA, which provides services to “orphan” policyholders no longer serviced by their independent agents and policyholders acquired as part of our replacement carrier transactions.

Our other insurance subsidiary, Mayfair Reinsurance Company Limited, which we refer to as Mayfair, was formed in 2003 as a Bermuda licensed reinsurance company (which is a company that assumes insurance risks underwritten by other insurers or reinsurers) to add underwriting capacity for Proformance in a favorable regulatory environment.

For the years ended December 31, 2006, 2005 and 2004, NAHC, Proformance and our other subsidiaries generated the following net income and revenues:

Net Income and Revenues

	Net Income			Revenues
		For the Year			For the Year
		Ended			Ended
		December 31,			December 31,
	2006	2005	2004	2006	2005	2004
	(In thousands)

Proformance Insurance Company	$15,613	$8,530	$15,799	$174,783	$186,277	$208,023
Riverview Professional Services	474	485	777	5,654	4,713	4,893
National Atlantic Insurance Agency	910	830	2,141	2,370	2,234	4,067
Mayfair Reinsurance Company Limited	(114)	(414)	(31)	260	152	105
National Atlantic Holdings Corporation	(2,501)	(2,995)	(1,238)	677	541	2
Less intercompany eliminations	—	—	—	(7,888)	(6,576)	(8,418)

Total	$14,382	$6,436	$17,448	$175,856	$187,341	$208,672

Our principal executive offices are located at 4 Paragon Way, Freehold, NJ 07728. Our telephone number is (732) 665-1100. Our internet address is www.nationalatlantic.com.

Our Growth Strategies

Our goal is to grow our business and maximize shareholder value through the following strategies:

Focusing on the New Jersey Market.  We will continue to focus our business in the New Jersey property and casualty insurance market where we believe we are able to achieve a competitive advantage through our knowledge and expertise of the market and regulatory environment. We have expanded our business to include a greater percentage of homeowners and commercial lines, and may consider geographic expansion at the appropriate time.

Capturing a Larger Share of Our Agents’ Business.  We intend to maintain and further develop our strong independent agent relationships by providing our agents with a broader portfolio of insurance products and technology services to enable us to capture a growing share of the total insurance business written by our agents. Based upon reports given to us by our Partner Agents, we believe they write an aggregate of approximately $3.0 billion of New Jersey property and casualty premiums per annum, of which approximately $1.9 billion is commercial lines. As of December 31, 2006, we write only 4.24% of the aggregate business placed by our Partner Agents. We intend to expand that percentage. In particular, we intend to increase the amount of commercial lines business we write for small to medium-sized business “Main Street” policyholders by capturing a larger share of this business written by our Partner Agents.

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

We offer Riverview’s claim adjustment services to third parties. In June 2003, Riverview entered into a third party agreement to provide its services to AT&T on a countrywide basis. The agreement provides that Riverview handle AT&T’s auto liability, auto physical damage and general liability claims. The agreement expired on October 15, 2006, was not renewed and is currently in run-off. We believe that the unique and effective nature of Riverview’s services will enable it to selectively expand its business and provide its services to additional third parties on a competitive fee for service basis.

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

NAIA receives a standard rate of commission, similar to that received by our Partner Agents, in exchange for the services it provides. As of December 31, 2006, NAIA does not provide agency services with respect to any other property casualty business other than Proformance’s business, although we plan to market NAIA’s services to agents who wish to have NAIA service such agents’ customers.

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

We intend to continue to use Mayfair as a retrocessionaire for certain of Proformance’s reinsurers. In addition, we anticipate that Mayfair may provide small reinsurance facilities to other similarly situated single-state or small regional personal lines carriers which may provide us with profitable business opportunities. For the year ending December 31, 2006, Mayfair did not issue any policies or assume any reinsurance, and as of December 31, 2006, Mayfair had no policies in force.

Niagara Atlantic Holdings Corporation

We own an 80% interest in Niagara Atlantic Holdings Corporation, which we refer to as Niagara Atlantic, a New York corporation. Niagara Atlantic was formed in December 1995 as a holding company for the purpose of executing a surplus debenture and service agreement with Capital Mutual Insurance Company. On June 5, 2000, Capital Mutual Insurance Company went into liquidation and is currently under the supervision and control of the New York State Insurance Department. Through loan guaranties, we lost approximately $3.0 million in connection with our investment in Niagara Atlantic. As of December 31, 2006, Niagara Atlantic is an inactive subsidiary.

The New Jersey Property and Casualty Insurance Market

Regulatory Environment

Proformance is licensed by the Commissioner to transact property and casualty insurance in New Jersey. All of Proformance’s business is extensively regulated by the Commissioner, as described below and elsewhere in this annual report on Form 10-K.

New Jersey Market for Private Passenger Automobile Insurance

Private passenger automobile insurance is heavily regulated in New Jersey, and is in many respects, unique in comparison with other states. Automobile insurers in New Jersey face unusual regulatory conditions such as the “take all comers” requirement and the Automobile Insurance Urban Enterprise Zone (UEZ) Program. For many insurance companies, these factors present substantial challenges, but we believe they give us a competitive advantage because of our thorough understanding of this market and our ability to take advantage of opportunities available under the law.

Recent and Proposed Legislation

In 1990, the New Jersey legislature adopted the Fair Automobile Insurance Reform Act of 1990 (FAIR Act), which restricted the ability of insurance companies to refuse automobile insurance applicants and to non-renew existing policies. In response to the FAIR Act, many insurance companies withdrew from or reduced their market share in the New Jersey automobile insurance market.

By the mid-1990’s, the FAIR Act was deemed insufficient to meet the needs of the marketplace. Auto insurance rates had become a major political issue, and the New Jersey legislature passed the Automobile Insurance Cost Reduction Act of 1998 (AICRA).

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

Recently, the New Jersey Department of Banking and Insurance (“NJDOBI”) proposed certain amendments to its personal auto insurance regulations. Under the proposed regulations, New Jersey insurance companies, such as Proformance, would be permitted to raise rates for certain drivers above limitations that are currently in place and lower rates for certain other drivers. In addition, the proposed regulations would permit insurance companies to use their own data to develop rating maps. The proposal would permit up to 50 rating territories across New Jersey compared to the 27 territories now recognized in New Jersey. There can be no assurance that the proposed regulations will be adopted, nor can we be certain how these regulations, if adopted, would impact our operations.

New Jersey Automobile Insurance Competition & Choice Act

On June 9, 2003, the New Jersey Automobile Insurance Competition & Choice Act (AICC Act) was signed into law by the Governor of New Jersey to address the issues of auto insurance availability and capacity. The new legislation was designed to attract competition in the New Jersey auto insurance market and to provide consumers with coverage choices. Pursuant to the AICC Act, the following regulatory changes have been adopted.

Rate Increases.  The AICC Act improves the ability of private passenger auto insurers to achieve rate increases in a more timely fashion. The AICC Act increases the annual “expedited” rate filing threshold from 3% per annum to 7% per annum. The AICC Act shortens the time periods for the Commissioner to issue a decision with respect to an insurer’s proposal to increase rates by up to 7%. For a proposed rate increase of up to 3%, the Commissioner must issue a decision within 30 days after receipt of the filing. For a proposed rate increase of more than 3%, but not more than 7%, the Commissioner must issue a decision within 45 days after receipt of the filing.

Excess Profits.  Each insurer in New Jersey is required to file an annual report which includes a calculation of statutory profits on private passenger automobile business. If the insurer has excess statutory profits as determined by a prescribed formula, the insurer is required to submit a plan for the approval of the Commissioner to refund or credit the excess profits to policyholders. Prior to the AICC Act, the calculation of statutory profits was based on the three-year period immediately prior to the report, and the amount of actuarial gain an insurer could report without being considered to have excess profits was limited to 2.5% of its earned premium, with actuarial gain defined as underwriting income minus 3.5% of earned premium. The AICC Act extended the time period for the calculation of statutory profits from three years to seven years to take into account market fluctuations over a longer period of time. The AICC Act also changed the basis for determining actuarial gains from earned premium to policyholder surplus. The term actuarial gain now means underwriting income minus an allowance for profit and contingencies (which shall not exceed 12% of policyholder surplus). The Commissioner is authorized to adjust this percentage biennially. The calculation of statutory profits for 2006 will not be completed until the second quarter of 2007. Therefore, the determination as to whether we have exceeded the excess profit threshold for 2006 will not be known until that time. However, based upon our year end 2006 results, management believes that the excess profit threshold has not been exceeded. As of December 31, 2005, we did not exceed the excess profits threshold in respect of any prior look-back period.

“Take All Comers” Requirement.  The AICC Act phases out the “take all comers” requirement over five years, to become inoperative on January 1, 2009. The AICC Act also exempts insurers from the “take all comers” requirement in those rating territories in which the insurer has increased its private passenger auto insurance non-fleet exposures by certain amounts. The exemption criteria are applied every six months to determine if the insurer remains exempt. Insurers that increased their private passenger auto insurance non-fleet exposures in a rating territory by 4% during the one-year period ended January 1, 2005 were exempt from the “take all comers” requirement in that rating territory for the subsequent six-month period, at which time the 4% standard was applied to determine if the insurer remains exempt. Insurers that increase their private passenger auto insurance non-fleet exposures in a rating territory by the following amounts are also exempt from the “take all comers” requirement in that rating territory, subject to review every six months: 3% in the one-year period ended January 1, 2006, 2% in the one-year period ending January 1, 2007, and 1% in the one-year period ending January 1, 2008.

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

Automobile Insurance Urban Enterprise Zone Program

The Automobile Insurance Urban Enterprise Zone Program is an effort by the State of New Jersey to increase the availability of insurance and decrease the number of uninsured motorists in urban areas. New Jersey law requires each insurer to have its share of business in designated “urban enterprise zones” across the state equal to its proportionate share of the auto insurance market in the state as a whole. If an insurer does not achieve its quota, it is assigned business by the state to fill the quota. As of December 31, 2006, Proformance satisfies its quota in each urban enterprise zone primarily as a result of voluntary business it writes and the influx of policies from its replacement carrier transactions.

Personal Automobile Insurance Plan

The Personal Automobile Insurance Plan, or PAIP, is a plan designed to provide personal automobile coverage to drivers unable to obtain private passenger auto insurance in the voluntary market and to provide for the equitable assignment of PAIP liabilities to all licensed insurers writing personal automobile insurance in New Jersey. We may be assigned PAIP liabilities by the state in an amount equal to the proportion that our net direct written premiums on personal auto business for the prior calendar year bears to the corresponding net direct written premiums for all personal auto business written in New Jersey for such year. For the years ended December 31, 2006, 2005 and 2004, the Company was assigned $2,125,472, $12,643,014 and $11,025,958, respectively, of premium by the State of New Jersey under the PAIP.

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

Commercial Automobile Insurance Plan

The Commercial Automobile Insurance Plan, or CAIP, is a plan similar to PAIP, but involving commercial auto insurance rather than private passenger auto insurance. Private passenger vehicles cannot be insured by CAIP if they are eligible for coverage under PAIP or if they are owned by an “eligible person” as defined under New Jersey law. We are assessed an amount in respect of CAIP liabilities equal to the proportion that our net direct written premiums on commercial auto business for the prior calendar year bears to the corresponding net direct written premiums for commercial auto business written in New Jersey for that year.

Proformance records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the years ended December 31, 2006, 2005 and 2004, Proformance has been assigned $992,659, $1,968,016 and $2,492,048 of premiums and $1,331,186, $1,562,587 and $1,283,971 of losses, respectively, by the State of New Jersey under the CAIP.

New Jersey Automobile Insurance Risk Exchange

The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. Our participation in NJAIRE is mandated by the NJDOBI. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The assessments we receive from NJAIRE, are calculated by NJAIRE based upon the information submitted by all member companies and represents our percentage of the industry-wide total exposure for a specific reporting period. We have never received compensation from NJAIRE as a result of our participation in the plan. The assessments that we received required payment to NJAIRE for the amounts assessed.

For the years ended December 31, 2006, 2005 and 2004, we have been assessed $1,490,148, $1,877,161 and $4,007,396, respectively, by NJAIRE. These assessments represent amounts to be paid to NJAIRE as it relates to the Company’s participation in its plan. For the years ended December 31, 2006, 2005 and 2004, the Company received additional assessments of prior periods in the amount of $362,499, $0 and $0, respectively. For the years ended December 31, 2006, 2005 and 2004, the Company received reimbursements of prior period assessments in the amount of $1,231,059, $1,642,563 and $782,878, respectively.

The amount we were assessed for the year ended December 31, 2005 as compared to the amount we were assessed for the year ended December 31, 2004 decreased because the amounts we were assessed in 2004 included a “true-up” settlement in the amount of $1,413,336 with respect to 2003. This “true-up” resulted from a significantly higher percentage of those insureds that chose to accept our renewal offer of coverage and elected the zero tort threshold in connection with the Ohio Casualty replacement carrier transaction. Approximately 17% of Ohio Casualty insureds elected zero tort threshold in 2003 and 2004 compared to 6% of our traditional insureds electing the zero tort threshold in the same period. Therefore, our assessment adjusted for the “true-up” was $1,753,354 for the year ended December 31, 2003 compared to our assessment for the year ended December 31, 2004 of $1,491,164. This relationship of the amounts we were assessed for the year ended December 31, 2005 and for the year ended December 31, 2004 is consistent with our growth in our auto exposures during each of those periods.

Summary of Replacement Carrier Transactions

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

In connection with the transaction, OCNJ paid Proformance $41,100,000, of which $500,000 was paid at the contract date and $40,600,000 was paid in twelve equal monthly installments of $3,383,333, with the first payment due on March 18, 2002. In connection with this transaction, Ohio Casualty Insurance Company, which we refer to as OCIC, acquired a 19.71 percent interest (at the time of the transaction) in NAHC by purchasing 867,955 shares of Class B nonvoting common stock. We valued the stock issued as part of the transaction at $13,500,000, based on a valuation performed for us as of January 1, 2002. The remaining $27,600,000 was earned evenly as replacement carrier revenue over the twelve month period beginning on March 18, 2002. Further, OCNJ was required to pay to Proformance up to an additional $15,600,000 in the aggregate to maintain a premium-to-surplus ratio of 2.5 to 1 on the renewal business. A calculation of the premium-to-surplus ratio was made annually to determine the amount of the additional payment, if any, for such year. The $15,600,000 conditional guaranty expired on December 18, 2004. We received payments of $2,521,000 on June 25, 2004 and $4,299,000 on July 14, 2004 for a total of $6,820,000 from OCNJ pursuant to this requirement. In addition, on February 22, 2005 Proformance notified OCNJ that OCNJ owed Proformance $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ had until May 15, 2005 to make payment to us. Subsequent to the notification provided to OCIC and OCNJ, we had several discussions with OCIC relating to certain components of the underlying calculation which supports the amount owed to Proformance for the 2004 year. As part of these discussions, OCIC had requested additional supporting documentation and raised issues with respect to approximately $2,000,000 of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of NJAIRE assessments, or a total of $3,412,000, allocated to OCNJ. We recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 as outlined above) as replacement carrier revenue from related parties in our consolidated statement of income for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because it was management’s best estimate of the amount for which we believed collectability was reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management’s estimates and judgment and thus more susceptible to challenge by OCIC. We also noted our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed Proformance approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and our experience from 2003, management’s best estimate of the amount for 2004 for which we believed collectability from OCIC was reasonably assured was $4,350,000. On June 27, 2005, we received $3,654,000 from OCIC in settlement of the amounts due to Proformance, which differs from the $4,350,000 we had recorded as a receivable due from OCIC as outlined above. The difference of $696,000 between the receivable we had recorded ($4,350,000) due from OCIC and the actual settlement payment received from OCIC ($3,654,000) came as a result of a dispute between the Company and OCIC regarding $292,000 of NJAIRE assessments and approximately $404,000 of commission expenses included in the underlying calculation which supported the amounts due to Proformance for the 2004 year, the final year of our three year agreement with OCIC. The $696,000 was recorded as a bad debt expense in the Company’s consolidated statement of income for the year ended December 31, 2005.

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

As part of the transaction, Proformance issued approximately 67,000 private passenger auto policies to OCNJ policyholders in New Jersey. Based on filings with the NJDOBI at the time of the transaction, we estimated that the Proformance underwriting standards would result in an overall rate increase of 16.8% to the OCNJ policyholders over three years, primarily attributable to increases in the rating factors of the less attractive drivers.

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

The Hartford Financial Services Group, Inc. Replacement Carrier Transaction

On September 27, 2005, the Company announced that Proformance had entered into a replacement carrier transaction with The Hartford Financial Services Group, Inc., which we refer to as The Hartford, whereby certain subsidiaries of The Hartford (Hartford Fire Insurance Company, Hartford Casualty Insurance Company, and Twin City Fire Insurance) would transfer their renewal obligations for New Jersey homeowners, dwelling, fire, and personal excess liabilities policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance is in the process of offering renewal policies to approximately 8,500 qualified policyholders of The Hartford. We received final approval of this transaction from the NJDOBI on November 22, 2005, the closing date.

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

As of December 31, 2006, the direct written premium generated from The Hartford renewal business was $4,134,877.

Hanover Insurance Group Replacement Carrier Transaction

On February 21, 2006 the Company announced that Proformance had entered into a replacement carrier transaction with Hanover Insurance Group, which we refer to as Hanover, whereby Hanover would transfer their renewal obligations for New Jersey automobile, homeowners, dwelling fire, personal excess liability and inland marine policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance is in the process of offering renewal policies to approximately 16,000 qualified policyholders of Hanover. NAHC and Proformance received approval of this transaction from the NJDOBI on February 16, 2006.

Upon the Closing, Proformance was required to pay to Hanover a one-time fee of $450,000, and within 30 days of the closing, $100,000 was due to reimburse Hanover for its expenses associated with this transaction. In addition, the Company will make two annual payments equal to 5% of the written premium on renewed business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries, payable to Hanover within 30 days of such anniversary dates.

Hanover is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any replacement carrier revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.

As of December 31, 2006, the direct written premium generated from Hanover renewal business was $11,080,943.

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

Other Products

We also offer commercial lines insurance products including commercial automobile, commercial general liability, and commercial excess liability. Specifically, we underwrite commercial automobile liability and physical damage and commercial inland marine for risks insuring up to ten vehicles. In addition, we offer commercial liability, commercial inland marine and commercial excess liability to our commercial automobile policyholders. Predominantly, Proformance underwrites commercial automobile liability and physical damage for small to medium-sized “Main Street” business policyholders, which we regard as high frequency/low severity risks.

During 2005, we initiated the underwriting of a new commercial line of business designed to insure commercial property exposures on an “all risk” basis. For the years ended December 31, 2006 and 2005, we wrote $3.5 million and $1.7 million of this type of business, respectively.

We plan to offer a monoline automobile policy targeted to individuals who do not currently own a home and, therefore, do not require the broader coverage of our HPP product. Salesmarked “Blue Star Car Insurance,” this product will be launched in early 2007, and will be marketed to our Partner Agents’ existing customers who fit into this demographic.

The table below shows our direct written premiums in each of our product lines for the periods indicated and the portions of our total direct written premiums each product line represented.

	Years Ended December 31,
Direct Written Premium	2006		2005		2004
	(In thousands)

Private passenger auto	$111,379	65.1%	$152,482	77.0%	$175,940	84.9%
Commercial auto	17,883	10.5%	17,921	9.0%	14,665	7.1%
Homeowners	29,273	17.1%	20,925	10.6%	14,667	7.0%
Other liability	12,534	7.3%	6,721	3.4%	2,048	1.0%

Total	$171,069	100.0%	$198,049	100.0%	$207,320	100.0%

An emerging issue in the insurance industry is mold liability and property coverage under homeowners and similar property-related policies. Property damage as a result of mold is uncommon in New Jersey, unlike in the southern sections of the United States, most notably Texas. Although our High Proformance Policies exclude mold coverage, some of our other products include such coverage. Generally, insurance policies exclude mold coverage unless it is the result of a covered loss. In the prior three years, we are aware of eighteen claims under our policies, totaling less than $325,000, that involve mold liability as a result of a covered loss.

Distribution

Independent Agent Relationships

We distribute our products exclusively through licensed and contracted independent agents. All of our agents have entered into agency agreements. We have two types of independent agents, Partner Agents and Replacement Carrier Service Agents.

Partner Agents

Our Partner Agents are our independent agents who have purchased NAHC common stock with a minimum purchase price of $50,000. As of December 31, 2006, our Partner Agents owned in the aggregate approximately 12.3% of our outstanding common stock on a fully diluted basis. By reason of their ownership interest in NAHC, we believe that each agent has an incentive to provide us with more profitable segments of the personal and commercial lines business in New Jersey. We believe this gives us a competitive advantage in the market. As of December 31, 2006, there are 105 Partner Agents in 133 locations who enjoy the privileges of producing new and renewal insurance business in all of Proformance’s product lines of business and are paid a standard commission. We intend to continue requiring our agents to purchase shares of our common stock prior to selling our insurance products.

Our Partner Agents service their customers through established agencies in their local communities. The majority of the agencies of our Partner Agents have been established for more than 30 years, with the greatest concentration in the 30-50 year range. Based on information provided to us by our Partner Agents, the majority of our Partner Agents have in recent years produced $5 to $70 million of direct written premiums a year for all insurance companies which they represent. In 2006, our Partner Agents generated 74.4% of our total direct written premiums.

We provide Partner Agents with advanced automation tools to enable them to reduce the redundant operations associated with the personal lines policy production and servicing process. In addition, 90 Partner Agents have qualified for the elite “Custom Agent” designation enabling these agents to perform some of the basic underwriting and claims processing for additional compensation, thereby reducing our operating expenses. The Custom Agent’s underwriting activities are subject to review by our underwriting department and our Peer Review Committee.

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

Replacement Carrier Service Agents

Replacement Carrier Service Agents are those independent agents who became associated with Proformance through replacement carrier transactions. As of December 31, 2006, there are approximately 487 Replacement Carrier Service Agents located in New Jersey. We converted 50 Replacement Carrier Service Agents who were former OCNJ agents to Partner Agent status in connection with our private offering of NAHC common stock in 2003. We may offer additional Replacement Carrier Service Agents the opportunity to become Partner Agents in the future. In compliance with state regulations, Replacement Carrier Service Agents are paid the same rate of basic commission as they were paid by the ceding carrier. Replacement Carrier Service Agents do not enjoy Proformance’s standard Partner Agent commission levels, nor do they operate with any of the advanced automation tools available to the Partner Agents.

We classify our Replacement Carrier Service Agents as “Active” Replacement Carrier Service Agents, or Active RCS Agents, and Non-Active Replacement Carrier Service Agents, or Non-Active RCS Agents. We have 89 Active RCS Agents and 398 Non-Active RCS Agents located in New Jersey. Generally, we recognize a single location for each of our Replacement Carrier Service Agents. Active RCS Agents have entered into a limited agency agreement with Proformance and are authorized to write renewals and selective endorsements of private passenger auto business. Proformance can discontinue new personal auto business production by any Active RCS Agent, with or without cause, with 90 days advance written notice to the Active RCS Agent. Non-Active RCS Agents are authorized to provide limited agency services to the transferred policyholders, but are not authorized to produce any new business for Proformance.

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

Peer Review Committee

Proformance has established a Peer Review Committee which monitors the underwriting and risk selection activities of Partner Agents. As of December 31, 2006, the Peer Review Committee consists of seven Partner Agents. The members of the Committee generally serve for one-year terms and are appointed by Proformance’s senior management team. It is our expectation that all Partner Agents will have the opportunity to serve on the Committee at some point. The Committee evaluates the performance of the Partner Agents to ensure compliance with our underwriting guidelines and marketing plans and can refer any issues to management of Proformance. Management of Proformance further evaluates the issues and can take certain actions regarding the Partner Agent under review, including, but not limited to, terminating the Partner Agent. At each meeting of the Board of Directors of Proformance, the Committee reports any meetings it has held and any actions it has taken. The Committee met once in 2006 and met twice in 2005.

Marketing

Strategy

We believe that in the New Jersey personal lines property and casualty insurance industry there is a strong relationship between the policyholder and the independent agent. Therefore, we view the independent agents as our customers. Based on data of A.M. Best, we estimate that more than 43% of the property and casualty insurance direct written premiums in the State of New Jersey in 2005 were written through independent agency channels. As a result, our marketing efforts focus on developing strong interdependent relationships with our Partner Agents and providing them with the resources to write profitable business. We believe that our ability to develop strong and mutually beneficial relationships with our agents is paramount to our success and will enable us to capture a larger portion of our agents’ aggregate business.

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

•	Agent Commission Rates. We pay agent commissions on new and renewal business, which we believe are competitive in our marketplace.

•	Partner Agents’ Profit Sharing Plan. Our Partner Agents’ profit sharing plan rewards our Partner Agents by providing annual incentives based primarily on profit benchmarks as well as growth and product mix of the business produced by each Partner Agent.

•	Custom Agency Plan. Our Custom Agents are our Partner Agents that participate in the Custom Agency Plan. The Custom Agency Plan enables Custom Agents to perform some of the basic underwriting, claims processing and other functions for additional compensation. As of December 31, 2006, 85.7% of our Partner Agents participate in the Custom Agency Plan.

•	Investment Incentive. All of our Partner Agents are shareholders of NAHC. By reason of their ownership interest in NAHC, we believe that each agent has an incentive to provide us with more profitable segments of the personal and commercial lines business in New Jersey.

Service and Support

We believe that the level and quality of service and support we provide to our agents helps differentiate us from other insurers. As of December 31, 2006, we have four field representatives that monitor and assist our agents. In addition, we provide our agents with software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Our Custom Agency Plan allows certain agencies to sell new or service existing policyholders in a real-time environment by providing the agents with certain access to our underwriting, claims and policy information. We believe that the array of services we offer to our agents adds significant value to their business and enhances their capabilities. We are an Associate Member of the Professional Insurance Agents Association of New Jersey, and we support the Independent Insurance Agents and Brokers of New Jersey.

Underwriting

General

As of December 31, 2006, our underwriting department consists of 19 underwriters who are supported by underwriting assistants and other policy administration personnel. The underwriting department is responsible for pricing of our policies, management of the risk selection process and monitoring of our various books of business. Our underwriting department has two divisions, one for our personal lines business and one for our commercial lines business. Our personal lines underwriting division consists of 7 teams. Each team services designated independent agencies on a rotating basis.

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

Claims

Our claims department processes all claims that arise out of our insurance policies. As of December 31, 2006, we have in excess of 70 employees in our claims department. Processing automation has streamlined much of our claims function. We receive claims from our policyholders through our agents or directly through our 1-800 toll free telephone number.

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

As required under New Jersey insurance laws and regulations, we have formed a special investigative unit, which employs seven individuals responsible for identifying and investigating potential fraud and misrepresentation by claimants. All of our claims adjusters are carefully trained to identify certain factors in the claims handling process that indicate a potentially fraudulent claim or the presence of misrepresentation in the application or claims process. If a claims adjuster identifies any such factor, he or she is required to notify our investigative unit. A member of our investigative unit investigates the claim further to determine whether the claim is fraudulent or whether the claimant made a misrepresentation in the application or claims process. We believe the effectiveness of our investigative unit enables us to reduce the number of improper claims and produce more profitable underwriting results.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, we believe that our provision for unpaid losses and loss adjustment expenses at December 31, 2006 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability may be greater or less than reserves. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized.

The following table presents information on changes in the reserve for losses and loss adjustment expenses of NAHC and its subsidiaries for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
		(In thousands)

Balance as of beginning of year	$219,361	$184,283	$134,201
Less reinsurance recoverable on unpaid losses	(28,069)	(24,936)	(21,329)

Net balance as of beginning of year	191,292	159,347	112,872

Incurred related to:
Current period	103,801	122,728	135,659
Prior period	23	10,066	(672)

Total incurred	103,824	132,794	134,987

Paid related to:
Current period	38,009	42,301	44,899
Prior period	83,587	58,548	43,613

Total paid	121,596	100,849	88,512

Net balance as of December 31,	173,520	191,292	159,347
Plus reinsurance recoverable on unpaid losses	17,866	28,069	24,936

Balance as of December 31,	$191,386	$219,361	$184,283

For the year ended December 31, 2006, reserves decreased by $28.0 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to a decline in earned premium, a reduction in claim frequency in private passenger automobile coverage and significant growth in commercial lines business, which in 2006, have exhibited lower loss ratios. For the year ended December 31, 2006, prior year reserves increased by $0.02 million. The actuarial estimates as of December 31, 2005 have shown to be adequate overall. This increase is due to favorable development in bodily injury and no-fault coverages offset by a reduction in ceded loss estimates for prior years.

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

The following table represents the development of reserves, net of reinsurance, for calendar years 1997 through 2006. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2006.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 1999 estimate for a previously incurred loss was $150,000 and the loss was reserved at $100,000 in 1997, the $50,000 deficiency (later estimate minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 2000-2003 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

	As of and for the Year Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(In thousands)

As Originally Estimated	10,928	14,965	15,484	20,386	30,014	66,041	112,872	159,347	191,292	173,520
As Re-estimated as of December 31, 2006	16,284	21,730	26,637	38,847	44,185	81,737	126,571	172,912	191,315	—
Liability Re-estimated as of:
One Year Later	12,017	15,261	17,901	25,588	32,028	74,671	112,200	169,414	191,315	—
Two Years Later	12,888	16,530	21,201	29,484	38,952	74,981	125,591	172,912	—	—
Three Years Later	13,562	18,471	23,740	33,720	40,999	82,583	126,571	—	—	—
Four Years Later	14,762	20,203	25,797	35,905	43,875	81,737	—	—	—	—
Five Years Later	15,870	20,924	26,324	37,614	44,185	—	—	—	—	—
Six Years Later	15,587	21,339	26,880	38,847	—	—	—	—	—	—
Seven Years Later	16,203	21,725	26,637	—	—	—	—	—	—	—
Eight Years Later	16,291	21,730	—	—	—	—	—	—	—	—
Nine Years Later	16,284	—	—	—	—	—	—	—	—	—
Cumulative Deficiency (Redundancy)	5,356	6,765	11,153	18,461	14,171	15,696	13,699	13,565	23	—
Cumulative Amounts Paid as of:
One Year Later	6,123	6,770	6,437	11,147	13,819	23,695	44,398	58,541	103,509	—
Two Years Later	9,194	10,554	13,511	19,591	22,766	40,764	72,551	110,568	—	—
Three Years Later	10,999	15,178	18,926	25,518	32,609	55,683	102,585	—	—	—
Four Years Later	13,437	18,050	21,944	30,969	40,054	68,019	—	—	—	—
Five Years Later	14,535	18,722	24,282	34,808	43,364	—	—	—	—	—
Six Years Later	14,844	20,091	25,498	37,196	—	—	—	—	—	—
Seven Years Later	15,579	20,778	26,287	—	—	—	—	—	—	—
Eight Years Later	16,002	21,354	—	—	—	—	—	—	—	—
Nine Years Later	16,142	—	—	—	—	—	—	—	—	—

	As of and for the Year Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Percentage of Initially Estimated Liability
Liability Re-estimated as of:
One Year Later	110%	102%	116%	126%	107%	113%	99%	106%	100%	—
Two Years Later	118%	110%	137%	145%	130%	114%	111%	109%	—	—
Three Years Later	124%	123%	153%	165%	137%	125%	112%	—	—	—
Four Years Later	135%	135%	167%	176%	146%	124%	—	—	—	—
Five Years Later	145%	140%	170%	185%	147%	—	—	—	—	—
Six Years Later	143%	143%	174%	191%	—	—	—	—	—	—
Seven Years Later	148%	145%	172%	—	—	—	—	—	—	—
Eight Years Later	149%	145%	—	—	—	—	—	—	—	—
Nine Years Later	149%	—	—	—	—	—	—	—	—	—
Ten Years Later
Cumulative Deficiency (Redundancy)	49%	45%	74%	85%	46%	25%	11%	6%	—	—

	As of and for the Year Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Net Loss and Loss Adjustment Cumulative Paid as a Percentage of Initially Estimated Liability
Cumulative Amounts Paid as of:
One Year Later	56%	45%	42%	55%	46%	36%	39%	37%	54%	—
Two Years Later	84%	71%	87%	96%	76%	62%	64%	69%	—	—
Three Years Later	101%	101%	122%	125%	109%	84%	91%	—	—	—
Four Years Later	123%	121%	142%	152%	133%	103%	—	—	—	—
Five Years Later	133%	125%	157%	171%	144%	—	—	—	—	—
Six Years Later	136%	134%	165%	182%	—	—	—	—	—	—
Seven Years Later	143%	139%	170%	—	—	—	—	—	—	—
Eight Years Later	146%	143%	—	—	—	—	—	—	—	—
Nine Years Later	148%	—	—	—	—	—	—	—	—	—
Ten Years Later

The following table is a reconciliation of net liability to gross liability for losses and loss adjustment expenses:

	As of and for the Year Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

As Originally Estimated	(In thousands)
Net Liability shown above	10,928	14,965	15,484	20,386	30,014	66,041	112,872	159,347	191,292	173,520
Add Reinsurance Recoverables	6,122	8,395	11,571	16,962	26,718	19,431	21,329	24,936	28,069	17,866
Gross Liability	17,050	23,360	27,055	37,348	56,732	85,472	134,201	184,283	219,361	191,386
As Re-estimated as of December 31, 2006
Net Liability Shown Above	16,284	21,730	26,637	38,847	38,952	74,671	126,571	172,912	191,315	173,520
Add Reinsurance Recoverables	12,535	18,442	25,475	24,156	35,824	22,389	22,342	21,043	21,561	17,866
Gross Liability	28,819	40,172	52,112	63,003	74,776	97,060	148,913	193,955	212,876	191,386

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

We are very selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. The collectibility of reinsurance is largely a function of the solvency of the reinsurers. As of December 31, 2006, our largest reinsurance recoverables/receivables were due from the following unaffiliated reinsurers, with their respective A.M. Best rating indicated below:

	Reinsurance
	Recoverables/	A.M. Best
	Receivables	Rating(1)
	(In thousands)

Scor Reinsurance Company	$7,673	A	−
QBE Reinsurance Company	5,663	A
Odyssey America Reinsurance	4,115	A
Folksamerica Reinsurance Company	2,430	A	−
American Reinsurance Company	1,170	A
Wellington Syndicate	1,115	bbb
PMA Capital Insurance Company	640	B	+

(1)	Ratings as of February 9, 2007

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

Terrorism Risk Insurance Act of 2002

The Terrorism Risk Insurance Act of 2002 was extended and amended by the Terrorism Risk Insurance Extension Act of 2005, which was signed into law on December 22, 2005 and which we collectively refer to as TRIA. As extended, TRIA will automatically expire at the end of 2007. The intent of this legislation is to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders with the potential exposure for losses due to acts of terrorism. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to United States flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses for 2005 and 2006 and 85% of insured losses for 2007 resulting from covered acts of terrorism subject to certain premium-based deductibles. These premium-based deductibles increased from 15% for 2005 to 17.5% for 2006 and will increase to 20% for 2007. In addition, no federal compensation will be paid under TRIA unless the aggregate industry insured losses resulting from the covered act of terrorism exceed $5.0 million for insured losses occurring prior to April 1, 2006, $50.0 million for insured losses occurring from April 1, 2006 to December 31, 2006, and $100.0 million for insured losses occurring in 2007.

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

Our Investment Policy Statement Guidelines and Objectives include the following restrictions on investments, unless otherwise approved by the investment committee:

With respect to investments in equity securities, such investments:

•	Must not exceed 40% of policyholders surplus,

•	Must not exceed the lower of 20% of total portfolio in convertible securities or the maximum permitted by New Jersey insurance regulations,

•	Investments in any one sector/industry group of the economy by reference to the S&P 500 Index must be no more than 10% of portfolio, and

•	Investments in American Depository Receipts or foreign stocks must not exceed a maximum of 5% of portfolio;

•	All investments must be denominated in U.S. dollars;

•	All fixed income investments must be rated by the National Association of Insurance Commissioners, which we refer to as the NAIC. In addition (a) average maturity of fixed income portfolio may not exceed 10 years and the weighted average credit quality of the portfolio must be rated at least “A” by Moody’s or at least “A” by Standard & Poor’s Ratings Services, which we refer to as Standard & Poor’s, and (b) the portfolio must have a target duration of 3.5 years, but can range between 3 and 4 years (with the exception that the 10-15 year municipal bonds may have duration of 8.5 years); and

•	Proformance may not make investments in (a) unincorporated businesses, (b) guaranteed investment contracts or (c) commercial paper rated below “A-1” by Standard & Poor’s or “P-1” by Moody’s.

The following table reflects the composition of our investment portfolio at December 31, 2006, 2005 and 2004.

	2006		2005		2004
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
	(In thousands)

Fixed Income Securities:
U.S. Treasury securities and obligations of U.S. Government agencies	$196,900	61.8%	$168,893	56.3%	$113,788	47.9%
Obligations of states and political subdivisions	74,202	23.3%	69,290	23.1%	47,768	20.1%
Mortgage-backed securities	3,417	1.1%	1,219	0.4%	1,114	0.5%
Corporate and other securities	41,826	13.1%	47,782	15.9%	61,980	26.1%

Total fixed income securities	316,345	99.2%	287,184	95.7%	224,650	94.6%
Equity Securities:
Preferred stocks	504	0.2%	509	0.2%	1,759	0.7%
Common stocks	1,923	0.6%	12,327	4.1%	11,042	4.7%

Total equity securities	2,427	0.8%	12,836	4.3%	12,801	5.4%
Total Investments	$318,772	100.0%	$300,020	100.0%	$237,451	100.0%

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

The following table reflects our investment results for each year in the three-year period ended December 31, 2006:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Average invested assets	$311,421	$287,223	$221,394
Net investment income	$16,082	$12,403	$7,061
Net effective yield	5.2%	4.3%	3.2%
Net realized capital gains (losses)	$979	$411	$1,931
Effective yield including realized capital gains (losses)	5.5%	4.5%	4.1%

Investment Results

The following table indicates the composition of our fixed income security portfolio (at fair value) by rating as of December 31, 2006:

Composition of Fixed Income Security Portfolio by Rating

	December 31, 2006
	Amount	Percent
	(In thousands)

U.S. Government and Government Agency Fixed Income Securities	$200,517	63.5%
Aaa/Aa	106,943	33.9%
A	8,118	2.6%
Baa	—	—
Ba	—	—

Total	$315,578	100%

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

The Securities Valuation Office of the NAIC evaluates all public and private bonds purchased as investments by insurance companies. The Securities Valuation Office assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor’s and Moody’s, while Categories 3-6 are the equivalent of below investment grade securities. Securities Valuation Office ratings are reviewed at least annually. At December 31, 2006, all of our fixed maturity investments were rated Category 1, the highest rating assigned by the Securities Valuation Office.

The following table indicates the composition of our fixed income security portfolio (at fair value) by time to maturity as of December 31, 2006.

Composition of Fixed Income Security Portfolio by Maturity

	December 31, 2006
	Amount	Percent
	(In thousands)

1 year or less	$13,602	4.3%
Over 1 year through 5 years	54,856	17.4%
Over 5 years through 10 years	179,090	56.7%
Over 10 years through 20 years	64,392	20.4%
Over 20 years	221	.1%
Mortgage-backed securities(1)	3,417	1.1%

Total	$315,578	100.0%

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

Our competitors include other companies which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Based on data of A.M. Best, we estimate that 44% of the property and casualty insurance direct written premiums in the State of New Jersey in 2005 were written through direct marketing channels. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurers rather than to independent agencies and, potentially, lower cost structures. A material reduction in the amount of business independent agents sell would adversely affect us. In the past, competition in the New Jersey personal auto market has included significant price competition, and there can be no assurance that these conditions will not recur. We and others compete on the basis of product portfolio, product pricing, and the commissions and other cash and non-cash incentives provided to agents. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the New Jersey property and casualty market, if one or more of these companies decide to aggressively enter the market it could have a material adverse effect on us. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. There can be no assurance that we will be able to compete effectively against these companies in the future.

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

The New Jersey private passenger auto insurance market has become more competitive in recent years. In August 2003, Mercury General entered the New Jersey private passenger auto insurance market. In August 2004, GEICO re-entered the New Jersey private passenger auto insurance market and in October 2005, Progressive Casualty Insurance Company entered the New Jersey private passenger auto insurance market. We believe this supports our view that current market conditions in New Jersey for private passenger auto insurance companies have improved. However, competition, especially from larger, more established insurers such as GEICO and Progressive, could cause premium rate reductions, reduced profits or losses, or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition. Although we compete with Mercury General, GEICO and Progressive, we believe our packaged High Proformance Policy provides us with a competitive advantage as Mercury General, GEICO and Progressive do not offer packaged policies.

Ratings

One of the key comparisons between insurers is the relative rating by A.M. Best. A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Proformance a secure “B+ (Good)” rating. Such rating is the sixth highest rating of 15 rating levels that A.M. Best assigns to insurance companies, which currently range from “A++ (Superior)” to “D (Poor).” Publications of A.M. Best indicate that the “B+” rating is assigned to those companies that in A.M. Best’s opinion have a good ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company’s securities.

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

On April 28, 2006, A.M. Best announced that it had upgraded the financial strength rating to B+ (Good) from B (Fair) of Proformance. Concurrently, A.M. Best upgraded the issuer credit ratings (ICR) to “bbb−” from “bb” of Proformance and to “bb−” from “B−” of its holding company, NAHC and said that all ratings have a stable outlook.

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

Employees

As of December 31, 2006, we had 269 employees, of which 196 were employed by Proformance, 53 were employed by Riverview, 10 were employed by NAIA and 10 were employed by NAHC. None of our employees are represented by a labor union or are covered by collective bargaining agreements. We have not experienced any labor disputes or work stoppages and we consider our employee relations to be good.

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

We are subject to regulation by the NJDOBI, and we must obtain prior approval for certain corporate actions. We must comply with laws and regulations involving:

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

Insurance Regulation Concerning Dividends.  We rely on dividends from Proformance for our cash requirements. The insurance holding company law of New Jersey requires notice to the Commissioner of any dividend to the shareholders of an insurance company. Proformance may not make an “extraordinary dividend” until 30 days after the Commissioner has received notice of the intended dividend and has not objected or has approved it in such time. An extraordinary dividend is defined as any dividend or distribution whose fair market value together with that of other distributions made within the preceding 12 months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income (excluding realized capital gains) for the 12-month period ending on the preceding December 31, in each case determined in accordance with statutory accounting practices. Under New Jersey law, an insurer may pay dividends that are not considered extraordinary only from its unassigned surplus, also known as its earned surplus. The insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs following payment of any dividend or distribution to shareholders. As of December 31, 2006, Proformance is permitted to pay dividends without the approval of the Commissioner.

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

Protection against Insurer Insolvency.  New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property-Liability Insurance Guaranty Association, which we refer to as NJPLIGA. NJPLIGA must pay any claim up to $300,000 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within 90 days after the declaration of insolvency. Members of NJPLIGA are assessed the amount NJPLIGA deems necessary to pay its obligations and its expenses in connection with handling covered claims. Subject to certain exceptions, assessments are made in the proportion that each member’s net direct written premiums for the prior calendar year for all property and casualty lines bear to the corresponding net direct written premiums for NJPLIGA members for the same period. By statute, no insurer in New Jersey may be assessed in any year an amount greater than 2% of that insurer’s net direct written premiums for the calendar year prior to the assessment. In 2006, Proformance was assessed $3.0 million, as our portion of the losses due to insolvencies of certain insurers. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. As of December 31, 2006, Proformance had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

NAIC IRIS Ratios.  The NAIC has developed a set of financial relationships or “tests” known as the Insurance Regulatory Information System that were designed for early identification of companies which may require special attention or action by insurance regulatory authorities. Insurance companies submit data annually to the NAIC which analyzes the data against defined “usual ranges.” Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. As of December 31, 2006, Proformance fell outside of the usual range of one ratio. Our two year reserve development to Policyholder Surplus exceeded the IRIS Ratio threshold by 2%. The factors that caused us to be above the allowable range on this IRIS test were due to the impact of the Diprospero decision (as outlined in the risk factors and managements discussion and analysis) in New Jersey on bodily injury and personal injury protection claim costs as well as unfavorable development of one excess Claim ($3.2 million) involving a 2001 loss where the Company commuted its reinsurance treaty with an insolvent reinsurer. Both of these events were recognized during calendar year 2005. We fully expect that we will pass this test in 2007, as our one year reserve development for 2005 reserves suggests that our reserves are adequate and with a significantly higher capital base in 2005 vs. 2004 we will achieve a favorable result in 2007.

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

For the years ended December 31, 2006, 2005 and 2004, approximately 65.1%, 77.0% and 84.9%, respectively, of our direct written premiums were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. For example, in 1998 the New Jersey legislature passed AICRA. AICRA attempted to control consumer costs by cutting automobile insurance rates by 15%. Although AICRA attempted to reduce costs to insurers by implementing strict measures to minimize fraud and abuse, our loss of premiums from the mandated rate reductions was not offset by such measures. Accordingly, the impact of this legislation reduced our profitability.

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

All of our direct written premiums in 2006 were generated in New Jersey. Our revenues and profitability are therefore subject to prevailing regulatory, economic, demographic, competitive, weather and other conditions in New Jersey. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. For example, the ability of New Jersey insurers to obtain property and casualty reinsurance at reasonable prices was limited as a result of Hurricane Andrew. Accordingly, it became more costly for insurers to reduce risks through reinsurance. Because of the increased cost of reinsurance, insurers were limited in their ability to operate profitably.

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

For the years ended December 31, 2006, 2005 and 2004, we derived $0, $0 and $18.0 million, respectively, from replacement carrier transactions, constituting 0%, 0% and 8.6%, respectively, of our total revenue. Our strategy includes entering into additional replacement carrier transactions as opportunities arise.

However, due to improvements in the New Jersey insurance market since 2005, it is not likely that we will enter into replacement carrier transactions which have as significant an impact on our operations or are comparable in size to those entered into prior to 2005.

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

Our principal competitor which serves the independent agency market and offers a packaged personal lines property and casualty insurance product is Encompass Insurance (an affiliate of Allstate Insurance). Other competitors in the personal lines insurance business include First Trenton and Palisades Insurance. According to the NJDOBI statistics, as of December 31, 2005, based on vehicles in force, the respective share of the personal auto market, excluding policies written in urban enterprise zones, of our principal competitors, Encompass Insurance, Travelers of New Jersey and Palisades Insurance, were 2.1%, 4.8% and 2.6%, respectively. Our share of the personal auto market as of such dates was 0.8%. In addition, we compete with companies such as Chubb Insurance that also offer a packaged personal lines property and casualty insurance product.

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

A.M. Best has currently assigned Proformance a secure “B+ (Good)” rating. A “B+” rating is A.M. Best’s sixth highest rating out of 15 possible rating classifications for insurance companies. A “B+” rating is assigned to insurers that in A.M. Best’s opinion have a good ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. An important factor in an insurer’s ability to compete effectively is its A.M. Best rating. Proformance’s A.M. Best rating is lower than those of some of its competitors.

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

On April 28, 2006, A.M. Best announced that it had upgraded the financial strength rating to B+ (Good) from B (Fair) of Proformance. Concurrently, A.M. Best upgraded the issuer credit ratings (ICR) to “bbb−” from “bb” of Proformance and to “bb−” from “B−” of its holding company, NAHC and said that all ratings have a stable outlook.

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

Due to the inherent uncertainty of estimating reserves, it has been necessary, and may over time continue to be necessary, to revise estimated future liabilities as reflected in our reserves for claims and policy expenses. For the year ended December 31, 2006, reserves decreased by $28.0 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to a decline in earned premium, a reduction in claim frequency in private passenger automobile coverage and significant growth in commercial lines business, which in 2006, have exhibited lower loss ratios. For the year ended December 31, 2006, prior year reserves increased by $0.02 million. The actuarial estimates as of December 31, 2005 have shown to be adequate overall. This increase is due to favorable development in bodily injury and no-fault coverages offset by a reduction in ceded loss estimates for prior years. For the year ended December 31, 2005, we increased reserves for prior years by $10.1 million. This increase was due to (i) increases in average severity for Personal Injury Protection (No-fault) losses of $9.4 million (ii) higher Commercial Auto Liability projected loss ratios for 2002-2004 due to the fact that actual loss development was higher than expected for those years, resulting in an increase of $1.8 million and (iii) Homeowners losses of $0.6 million and Other Liability losses of $1.6 million. This development was partially offset by continued favorable trends in loss development for Property Damage losses ($1.6 million), Auto Physical Damage losses ($1.2 million), and Bodily Injury losses of ($0.5 million), as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend. For the year ended December 31, 2004, we reduced reserves for prior years by $0.7 million because our actual loss experience observed during the period, especially during the fourth quarter of 2004, was slightly lower than expected due to a reduction in the frequency of claims reported during the fourth quarter of 2004. In 2003, our reserve reviews indicated that our reserves established were lower than necessary, and so in that year we increased $0.1 million of previously established reserves for losses and loss adjustment expenses. The incurred losses related to prior years of $0.1 million in 2003 included a loss of $0.2 million in connection with our termination of the reinsurance coverage provided by one of our third party reinsurers. The $0.2 million loss was offset by favorable loss development on prior accident year reserves. Historically, Proformance’s reserves have shown a deficiency in every year from 1995 through 2004.

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

Our future success depends significantly upon the efforts of certain key management personnel, including James V. Gorman, Chairman and Chief Executive Officer of NAHC and Proformance, Peter A. Capello, Jr., Chief Financial Officer of Proformance, Cynthia L. Codella, Secretary and Executive Vice President of Proformance and NAHC, Frank J. Prudente, Executive Vice President, Treasurer and Chief Accounting Officer of NAHC, John E. Scanlan, Senior Vice President of Proformance, and Bruce C. Bassman, Senior Vice President and Chief Actuarial Officer of NAHC. We maintain a $2.5 million key man life insurance policy on Mr. Gorman, as well as on other of our senior executives, the proceeds of which are payable to us. NAHC has entered into employment agreements with James V. Gorman, Cynthia L. Codella, Frank J. Prudente, John E. Scanlan and Bruce C. Bassman. In addition, Proformance has entered into an employment agreement with Peter A. Cappello, Jr. Although we are not aware of any impending departures or retirements, the loss of key personnel could prevent us from fully implementing our business strategy and could negatively affect our ability to capitalize on market opportunities, grow our business or operate efficiently and profitably. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and our ability to do so will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.

Market fluctuations and changes in interest rates could reduce the value of our investment portfolio and our asset base which would limit our ability to underwrite more business.

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2006, 99.2% of our investment portfolio was invested in fixed income securities and 0.8% was invested in equity securities. As of December 31, 2006, approximately 63.5% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, approximately 33.9% was invested in fixed income securities rated “Aaa”/“Aa” by Moody’s Investor Service, which we refer to as Moody’s, and approximately 2.6% was invested in fixed income securities rated “A” by Moody’s. Certain risks are inherent in connection with fixed income securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. For example, the fair value of our fixed income securities can fluctuate depending on changes in interest rates. Accordingly, changes in interest rates may result in fluctuations in the income from, and the valuation of, our fixed income investments. Large investments losses would significantly decrease our asset base, thereby affecting our ability to underwrite new business. For the year ended December 31, 2006, 9.2%, or $16.1 million, of our total revenue was derived from our invested assets. This represented 74.9% of our income before income tax for the same period.

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

For the years ended December 31, 2006, 2005, and 2004 approximately 6.5%, 5.2% and 8.1% respectively, of our direct written premiums were transferred to third party reinsurers.

As of December 31, 2006, our largest reinsurance recoverables were due from Scor Re, QBE Reinsurance and OdysseyRe. We do not believe we are substantially dependent on any of our third party reinsurers. We have not experienced in the past the failure of a third party reinsurer to pay any material claims that have been presented to the third party reinsurer.

Our agreements with our third party reinsurers do not permit the reinsurer to cancel the reinsurance coverage mid-term in the event of any ratings downgrade of Proformance. Generally, our reinsurance agreements are one-year agreements and are renegotiated annually. However, in the event we were unable to reach an agreement with a current reinsurer of our business or a reinsurer terminates our reinsurance agreement, we may encounter difficulties obtaining or negotiating reinsurance coverage because we operate exclusively in New Jersey, a coastal state, and Proformance is rated “B+” by A.M. Best. If we were unable to maintain or obtain reinsurance coverage adequate for our business, we would not be able to reduce our exposure to insurance risks which could cause us to incur substantial losses and could cause us to write less new business.

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

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunication systems. We rely on these systems to support our direct and indirect marketing operations and our agents’ basic underwriting and claim-processing efforts, as well as to process new and renewal business, provide customer service, make claims payments, and facilitate collections and cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business. We are currently in the process of converting to a new claims system and premium processing system. We anticipate that the conversion to the new systems will cost approximately $1,755,963, of which we have capitalized and recorded as property and equipment, $856,202 as of December 31, 2006. We have also expensed $0 and $519,105 as of December 31, 2006 and 2005, respectively.. There is no assurance that we will successfully complete this process or that we will not experience additional cost, implementation delay, operation disruption or system failure in connection with this transition. In addition, because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such service exceeds capacity or such third party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could compromise our ability to write and process new and renewal business, provide customer service or pay claims in a timely manner. This could cause us to lose business.

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

General Regulation

We are subject to regulation by the NJDOBI, and we must obtain prior approval for certain corporate actions. We must comply with laws and regulations involving:

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

New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property-Liability Insurance Guaranty Association, which we refer to as NJPLIGA. NJPLIGA must pay any claim up to $300,000 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within 90 days after the declaration of insolvency. Members of NJPLIGA are assessed the amount NJPLIGA deems necessary to pay its obligations and its expenses in connection with handling covered claims. We are able to recoup these assessments from our in-force policyholders. Subject to certain exceptions, assessments are made in the proportion that each member’s net direct written premiums for the prior calendar year for all property and casualty lines bear to the corresponding net direct written premiums for NJPLIGA members for the same period. By statute, no insurer in New Jersey may be assessed in any year an amount greater than 2% of that insurer’s net direct written premiums for the calendar year prior to the assessment. In 2006, Proformance was assessed approximately $3.0 million as its portion of the losses due to insolvencies of certain insurers. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. As a result of the timing difference between when we are assessed by NJPILGA and the related funds are able to be collected from the policyholders by us, the difference between the related receivable and payable balance could adversely impact our cash flow.

Our failure to meet risk based capital standards could subject us to examination or corrective action by state regulators.

Proformance is subject to risk-based capital standards and other minimum capital and surplus requirements imposed under the laws of the State of New Jersey. These risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require Proformance to report its results of risk-based capital calculations to the NJDOBI and the NAIC.

Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject Proformance to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business or engaging in financing activities, state supervision or even liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do. As of December 31, 2006, Proformance maintained a risk-based capital level in excess of the amount that would require any corrective actions on our part.

The following table summarizes the risk-based capital of Proformance as of December 31, 2006, 2005 and 2004.

Proformance Insurance Company
Risk-Based Capital(1)

	As of December 31,
	2006	2005	2004
	(in thousands)

Total Adjusted Capital	$128,031	$104,727	$61,931
Company Action Level = 200% of Authorized Control Level	$36,337	$58,985	$67,065
Regulatory Action Level = 150% of Authorized Control Level	$27,253	$44,239	$50,298
Authorized Control Level = 100% of Authorized Control Level	$18,168	$29,493	$33,532
Mandatory Control Level = 70% of Authorized Control Level	$12,718	$20,645	$23,473

(1)	For a description of the regulatory action that may be taken at each level, see “Business — Supervision and Regulation — Risk Based Capital Requirements.”

If we fail to satisfy a sufficient number of IRIS Ratios, we would be subject to regulatory action which could negatively affect our ability to operate our business efficiently and profitably.

The NAIC has developed a set of financial relationships or “tests” known as the Insurance Regulatory Information System, or IRIS that were designed to assist state insurance regulators in the early identification of companies which may require special attention or action. Insurance companies submit data annually to the NAIC which analyzes the data against defined “usual ranges.” Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. As of December 31, 2006, Proformance fell outside of the usual ranges of one ratio. However, we have not been subject to regulatory action based on our falling outside the ranges with respect to that ratio. Proformance fell outside the usual range of the following ratio:

•	Two-Year Reserve Development to Policyholder Surplus — In addition to measuring the accuracy with which reserves were established in the second prior year, the ratio of two-year reserve development to surplus as it relates to policyholders provides an indirect indication of management’s opinion of the adequacy of surplus.

Our two year reserve development to Policyholder Surplus exceeded the IRIS Ratio threshold by 2%. The factors that caused us to be above the allowable range on this IRIS test were due to the impact of the Diprospero decision in New Jersey on bodily injury and personal injury protection claim costs as well as unfavorable development of one excess Claim ($3.2 million) involving a 2001 loss where the Company commuted its reinsurance treaty with an insolvent reinsurer. Both of these events were recognized during calendar year for 2005. There can be no assurance that Proformance will fall within the usual ranges of this ratio or satisfy the other ratios in the future. In the event that Proformance fails to satisfy a sufficient number of these ratios, it could become subject to regulatory scrutiny which could have a negative effect on our operations.

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

Recently, the NJDOBI proposed certain amendments to its personal auto insurance regulations. Under the proposed regulations, New Jersey insurance companies, such as Proformance, would be permitted to raise rates for certain drivers above limitations that are currently in place and lower rates for certain other drivers. In addition, the proposed regulations would permit insurance companies to use their own data to develop rating maps. The proposal would permit up to 50 rating territories across New Jersey compared to the 27 territories now recognized in New Jersey. There can be no assurance that the proposed regulations will be adopted, nor can we be certain how these regulations, if adopted, would impact our operations.

Recently, a number of governmental entities have launched investigations and filed lawsuits involving certain practices in the insurance and broker industry relating to compensation and other arrangements between brokers and insurers and their dealings with clients and insureds. In addition, the Commissioner of the NJDOBI (whom we refer to as the Commissioner) has announced a probe into the New Jersey insurance industry and broker practices. The NJDOBI has established a task force which will work with the New Jersey Attorney General’s Office to look into recent allegations of bid-rigging and other sales-related insurance activities. Although we believe that these ongoing governmental investigations will not directly impact us, these investigations could lead to regulatory or legislative changes that could affect the manner in which we conduct our business or our profitability. Such investigations or a change in the regulatory environment could also impact the stock prices of companies in the insurance industry such as NAHC.

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

Each insurer in New Jersey is required to file an annual report which includes a calculation of statutory profits on private passenger automobile business. If the insurer has excess statutory profits as determined by a prescribed formula, the insurer is required to submit a plan for the approval of the Commissioner to refund or credit the excess profits to policyholders. Prior to the AICC Act, the calculation of statutory profits was based on the three-year period immediately prior to the report, and the amount of actuarial gain an insurer could report without being considered to have excess profits was limited to 2.5% of its earned premium, with actuarial gain defined as underwriting income minus 3.5% of earned premium. The AICC Act extended the time period for the calculation of statutory profits from three years to seven years to take into account market fluctuations over a longer period of time. The AICC Act also changed the basis for determining actuarial gain from earned premium to policyholder surplus. The term actuarial gain now means underwriting income minus an allowance for profit and contingencies (which shall not exceed 12% of policyholder surplus). The Commissioner is authorized to adjust this percentage no less frequently than biennially. The calculation of statutory profits for 2006 will not be completed until the second quarter of 2007. Therefore, the determination as to whether we have exceeded the excess profit threshold for 2006 will not be known until that time. However, based upon our year end 2006 results, management believes that the excess profit threshold has not been exceeded. As of December 31, 2005, we did not exceed the excess profit threshold in respect to any prior look-back period.

We are subject to New Jersey’s “Take All Comers” requirements whereby we are not permitted to refuse to issue policies in those rating territories to certain applicants which could negatively impact our underwriting results.

Since 1992, with very few exceptions, auto insurers were not permitted to refuse coverage to an eligible applicant. Under this “take all comers” requirement, insurers could not refuse to issue a policy to an applicant who was deemed to be eligible if that applicant had not been convicted of serious motor vehicle infractions such as driving while intoxicated or vehicular homicide in the past three years. The AICC Act phases out the “take all comers” requirement over five years, to become inoperative on January 1, 2009. Also, the AICC Act provides for an exemption from the “take all comers” requirement for insurers that increase their private passenger auto insurance non-fleet exposures by certain amounts. The exemption criteria are applied every six months to determine if the insurer remains exempt. Insurers that increased their private passenger auto insurance non-fleet exposures by 4% in a rating territory during the one-year period ended on January 1, 2005 are exempt from the “take all comers” requirement in that rating territory for the subsequent six-month period, at which time the 4% standard is applied to determine if the insurer remains exempt. Insurers that increase their private passenger auto insurance non-fleet exposures by the following amounts in a rating territory will also be exempt from the “take all comers” requirement in that rating territory, subject to review every six months, 3% in the one-year period ended January 1, 2006, 2% in the one-year period ending January 1, 2007, and 1% in the one-year period ending January 1, 2008.

We are subject to New Jersey’s “urban enterprise zone” requirements. Unless we write enough business in designated “urban enterprise zones,” we may be assigned business in those zones by the State of New Jersey which could negatively impact our underwriting results.

New Jersey law requires auto insurers to have the same proportionate share of business in designated “urban enterprise zones” across the state as is equal to their proportionate share of the auto insurance market in the state as a whole. If an insurer does not achieve its minimum requirements, it may be assigned business by the state to fill such requirements, which tends to be unprofitable business. As of December 31, 2006, Proformance satisfies its requirements in each urban enterprise zone primarily as a result of voluntary writings and the influx of policies from our replacement carrier transactions. There can be no assurance that Proformance will continue to satisfy its requirements in the future, in which case it may be assigned business by the state, which could have a negative effect on our underwriting results.

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

The continued threat of terrorism, both within the United States and abroad, and the ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of Proformance, as well as a decrease in Proformance’s surplus and net income and our consolidated stockholders’ equity, net income and/or revenue. The Terrorism Risk Insurance Act of 2002, which was extended and amended by the Terrorism Risk Insurance Extension Act of 2005, requires that some coverage for terrorist acts be offered by primary property and casualty insurers such as Proformance and provides federal assistance for recovery of claims through 2007.

In addition, some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures. The assets in our equity portfolio that we believe may be adversely affected based on threats of terrorism and increased security measures are comprised principally of equity securities of companies in the energy, insurance and transportation sectors. As of December 31, 2006, our equity portfolio had a current fair value of $2.4 million. The equity portfolio constituted approximately 0.8% of our total investment portfolio at that date. Our equity portfolio at December 31, 2006 did not include any insurance, energy or transportation stocks.

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

As of December 31, 2006, James V. Gorman beneficially owned approximately 14.7% of the total outstanding common stock of NAHC on a fully diluted basis. Mr. Gorman is also Chairman of the Board of Directors and Chief Executive Officer of NAHC and Proformance. Until such time as Mr. Gorman sells or disposes all or most of the common stock he holds, he would have the ability to exert significant influence over our policies and affairs, including election of our directors and significant corporation transactions. Mr. Gorman’s interests may differ from the interests of our other shareholders.

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

The payment of dividends and other distributions to NAHC by Proformance is regulated by New Jersey insurance law and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior insurance regulatory approval. See “Business — General Regulation — Insurance Regulation Concerning Dividends.” Under New Jersey law, an insurer may pay dividends that are not considered extraordinary only from its unassigned surplus, also known as its earned surplus. As of December 31, 2006, Proformance is permitted to pay dividends without the approval of the Commissioner as it has unassigned surplus of $3.4 million. Pursuant to statutory accounting principles, net income or loss from operations flows through the line item entitled “unassigned surplus funds” on Proformance’s statutory surplus statement.

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

In addition, Section 14A:10A-5 of the Protection Act prohibits any business combination at any time with an interested shareholder other than a transaction (i) that is approved by the Board of Directors of the corporation prior to the date the interested shareholder became an interested shareholder, or (ii) that is approved by the affirmative vote of the holders of two-thirds of the voting stock not beneficially owned by the interested shareholder, or (iii) in which the corporation’s common shareholders receive payment for their shares that meets certain “fair price” standards prescribed in the statute. These provisions could have the effect of delaying, deferring or preventing a change in control of us and prevent our shareholders from receiving the benefit of any premium over the market price of our common stock offered by a bidder in a potential takeover. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

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

It is our objective to maintain sufficient capital so that Proformance will have a ratio of direct written premiums to statutory surplus of no more than 3 to 1. As of December 31, 2006, the ratio was 1.34 to 1.0. We believe that the current level of cash flow from operations, as well as the net proceeds from our initial public offering, provides us with sufficient capital to achieve this ratio and to satisfy our operating needs over the next 12 months. We expect to be able to continue to meet these capital needs after the next 12 months from internally generated funds. Since our ability to meet our obligations in the long term (beyond such 12-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, we can give you no assurance that the available net cash flow will be sufficient to meet these needs. We may need to raise additional capital through equity or debt financing. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of our common stock. If we cannot obtain adequate capital on favorable terms or at all, we could be forced to curtail our growth or reduce our assets.

Future sales of shares of our common stock by our existing shareholders, officers or employees in the public market, or the possibility or perception of such future sales, could adversely affect the market price of our stock.

As of December 31, 2006, James V. Gorman owned approximately 14.7% of the total outstanding common stock of NAHC on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. For instance, in June 2005, we filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, which we refer to as the Securities Act, to register shares of our common stock issued or reserved for issuance under our 2004 Stock and Incentive Plan. Subject to the exercise of issued and outstanding options, shares registered under the registration statement on Form S-8 will be available for sale into the public markets unless such shares are subject to vesting or legal restrictions. In June 2005, we also filed a registration statement on Form S-8 under the Securities Act to register shares of our Class B Nonvoting Stock issued or reserved for issuance under our Nonstatutory Stock Option Plan. All of the shares reserved for issuance under the Nonstatutory Stock Option Plan are fully vested and are available for sale into the public market.

Because we do not intend to pay dividends, you will not receive funds without selling shares and you will only see a return on your investment if the value of the shares appreciates.

We have never declared or paid any cash dividends on our capital stock and do not intend to pay cash dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. In addition, our ability to pay dividends is dependent upon, among other things, the availability of dividends from our subsidiaries, including Proformance. The ability of Proformance to pay dividends to us is restricted by New Jersey insurance law. See “Business — General Regulation.” As of December 31, 2006, Proformance is permitted to pay dividends without the approval of the Commissioner. Accordingly, since we do not anticipate paying dividends, you will only see a return on your investment if the value of the shares appreciates. We cannot assure that you will receive a return on your investment when you sell your shares or that you will not lose all or part of your investment.

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

	Price Range of Common Shares
	2006		2005
	High	Low	High	Low

First Quarter	$12.00	$9.35	$—	$—
Second Quarter	$10.90	$8.02	$12.15	$9.75
Third Quarter	$11.90	$8.68	$13.40	$10.79
Fourth Quarter	$13.70	$10.86	$12.00	$9.92

On March 12, 2007, the last reported sale price for our common shares on the Nasdaq National Market was $12.55 per share.

At March 12, 2007, there were approximately 91 holders of record and approximately 900 beneficial holders of our common shares.

The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. The payment of dividends in the future, if any, will be at the discretion of the Board of Directors. Our ability to pay dividends is dependent upon, among other things, the availability of dividends from our subsidiaries, including our insurance subsidiaries, Proformance and Mayfair. The ability of Proformance to pay dividends to us is restricted by New Jersey insurance law. As of December 31, 2006, Proformance is permitted to pay dividends without the approval of the Commissioner. In addition, the payment of dividends and other distributions by Mayfair is regulated by Bermuda insurance law and regulations. There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from Proformance are subject to restrictions relating to statutory surplus and earnings. See “Business — Supervision and Regulation.”

The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2006:

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued	Weighted Average	Issuance Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrant and Rights	Warrant and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	311,750	$2.58	1,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	311,750	$2.58	1,000,000

Use of Proceeds

Our initial public offering of common stock was affected through a Registration Statement on Form S-1, as amended (File No. 333-117804), that was declared effective by the SEC on April 20, 2005, pursuant to which we sold 5,985,000 shares of our common stock and OCIC (the “Selling Shareholder”) sold 665,000 shares of our common stock. The sale of these shares closed on April 26, 2005.

The aggregate offering price of the shares of common stock issued and sold by us and the Selling Shareholder was $79,800,000. We paid an aggregate of $5,586,000 in underwriting discounts and commissions, resulting in proceeds to us of $66,792,600 and proceeds to the Selling Shareholder of $7,421,400. In addition, we incurred an aggregate of $3,900,986 in other expenses related to our initial public offering. As a result, we received net proceeds from our initial public offering, after underwriting discounts and commissions and other expenses, of approximately $62,891,614.

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

The following table sets forth selected consolidated financial information for the periods ended and as of the dates indicated. We derived the data as of December 31, 2006, 2005, 2004, 2003 and 2002, and for each of the five years in the period ended December 31, 2006, from our consolidated financial statements. These financial statements were audited by Deloitte & Touche LLP, an independent registered public accounting firm, through 2005, and by Beard Miller Company LLP in 2006.

We have prepared the selected historical consolidated financial data, other than the statutory data, in conformity with GAAP. We have derived the statutory data from the annual statements of our insurance subsidiary, Proformance, filed with the NJDOBI prepared in accordance with statutory accounting practices, which vary in certain respects from GAAP. You should read this selected consolidated financial data together with our consolidated financial statements and the related notes and the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands, except share data)

Income Statement Data:
Direct written premiums(1)	$171,069	$198,049	$207,320	$163,179	$114,624
Net written premiums(1)	161,125	189,634	193,192	147,045	110,626
Net earned premiums(1)	157,354	172,782	179,667	143,156	75,654
Replacement carrier revenue from related party(2)	—	—	13,880	13,298	21,683
Replacement carrier revenue from unrelated party	—	—	4,089	661	—
Investment income	16,082	12,403	7,061	4,258	1,593
Net realized investment gains (losses)	979	411	1,931	1,373	(55)
Other Income	1,441	1,745	2,044	929	564

Total Income	175,856	187,341	208,672	163,675	99,439
Losses and loss adjustment expenses(3)	103,824	132,794	134,987	108,123	69,491
Underwriting, acquisition and insurance related expenses	48,275	42,264	46,771	26,055	18,048
Other operating and general expenses	2,268	3,989	580	484	444

Total expenses	154,367	179,047	182,338	134,662	87,983
Income (loss) before income taxes	21,489	8,294	26,334	29,013	11,456
Income tax expense	7,107	1,858	8,886	9,945	2,822

Net income(6)	$14,382	$6,436	$17,448	$19,068	$8,634

Basic Earnings per Share	$1.28	$0.70	$3.53	$4.29	$1.96

Diluted Earnings per Share	$1.26	$0.68	$3.11	$3.77	$1.74

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands)

Balance Sheet Data:
Total cash & investments	$345,060	$339,856	$252,993	$179,696	$92,352
Total assets	452,830	462,736	347,172	266,748	161,184
Unpaid losses and loss adjustment expenses	191,386	219,361	184,283	134,201	85,472
Debt(4)	—	—	—	—	—
Total liabilities	$301,942	$324,527	$279,333	$216,961	$143,050
Total stockholders’ equity(5)(6)(7)	$150,888	$138,209	$67,839	$49,787	$18,134
Statutory Data:
Policyholders surplus (at period end)(7)(8)	$128,031	$104,727	$58,754	$46,325	$17,549
Loss ratio(3)	69.20%	79.80%	75.30%	82.20%	93.10%
Expense ratio(3)	26.93%	22.30%	21.80%	20.40%	21.50%

Combined ratio(3)	96.13%	102.10%	97.10%	102.60%	114.60%

(1)	The primary driver for a significant portion of our growth from 2002 through 2003 was an agreement entered into on December 18, 2001 with OCIC, and OCNJ, to become a replacement carrier pursuant to which OCNJ would transfer to Proformance the obligation to offer renewals for all of OCNJ’s New Jersey private passenger automobile business effective March 18, 2002. Primarily as a result of this transaction our direct written premiums, net written premiums and net earned premiums increased from $49.8 million, $25.5 million and $25.4 million, respectively, for the year ended December 31, 2001, to $163.2 million, $147.0 million and $143.2 million, respectively, for the year ended December 31, 2003. In addition total assets, losses and loss adjustment expense reserves, as well as total stockholders’ equity, increased from $78.3 million, $56.7 million and $(4.0) million, respectively as of December 31, 2001 to $266.7 million, $134.2 million and $49.8 million, respectively as of December 31, 2003.

(2)	We recorded replacement carrier revenue related to the OCIC agreement referred to above in the amount of $21.7 million and $12.7 million for the years ended December 31, 2002 and 2003, respectively which contributed to increasing total stockholders’ equity from $(4.0) million as of December 31, 2002 to $49.8 million for the year ended December 31, 2003.

(3)	The loss ratio, when calculated on a statutory basis, is the ratio of losses and loss adjustment expenses to net earned premiums. The expense ratio, when calculated on a statutory accounting basis, is the ratio of underwriting expenses to net written premiums. The expense ratio, when calculated on a GAAP basis, differs from the statutory method specifically as it related to policy acquisition expenses. Policy acquisition expenses are expensed as incurred under the statutory accounting method. However, for GAAP, policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned. The combined ratio is the sum of the loss ratio and the expense ratio. Management considers the statutory methods for calculating the loss, expense and combined ratios to compare our performance to benchmarks used by rating agencies and regulatory bodies that monitor the insurance industry.

(4)	In 1997, we entered into two separate loan agreements. In March of 2002, one of the loans was paid in full and in December of 2002 the remaining loan was paid in full.

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

(6)	In connection with the financial reporting as of and for the year ended December 31, 2001, certain adjustments were made to reduce net income and stockholders’ equity as of January 1, 2001 by $1.0 million.

(7)	On April 21, 2005, an initial public offering of 6,650,000 shares of the Company’s common stock (after the 43-for-1 stock split) was completed. The company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters’ discount) of $62,198,255. The Company contributed $43,000,000 to Proformance, which increased its statutory surplus.

(8)	On May 8, 2006, the Company contributed $9,000,000 to Proformance, thereby increasing its statutory surplus.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2006, we made significant progress toward carrying out the business strategies we have set out for National Atlantic as a public company. We continued to capture an increasingly larger share of our Partner Agents’ existing customer base and to diversify our business portfolio of automobile, homeowners and commercial lines policies. Our plan for future growth relates to capturing an increasingly larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers. We also plan to capture more of our Partner Agents’ existing customers by reaching out to additional demographics not currently suited to our HPP packaged product. Our new mono-line automobile product, salesmarked BlueStar Car Insurance, is scheduled to launch in early 2007 and will be targeted to our Partner Agents’ customers who do not require the broader coverage of our HPP product.

As of December 31, 2006, our insurance subsidiary, Proformance Insurance Company (“Proformance”), was the eleventh largest and one of the fastest growing provider of private passenger auto insurance in New Jersey, based on direct written premiums of companies writing more than $5 million of premiums annually over the past three years, according to A.M. Best. From 2002 through 2006, we experienced a 10.5% compound annual growth rate, as our direct written premiums for all lines of business we write, including homeowners and commercial lines, increased from $114.6 million in 2002 to $171.1 million in 2006. As of December 31, 2006, our stockholders’ equity was $150.9 million, up from stockholders’ equity of $18.1 million as of December 31, 2002,reflecting a 69.9% compound annual growth rate. Included in stockholders’ equity is $62.2 million as a result of our initial public offering, which was completed on April 21, 2005.

Direct written premiums for the year ended December 31, 2006 decreased by $26.9 million, or 13.6%, to $171.1 million from $198.0 million in the comparable 2005 period.

For the year ended December 31, 2006 the decrease is due to the following: our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $51.0 million due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market. New business generated by our partner agents for the year ended December 31, 2006 was $31.4 million, offset by attrition of existing business of $7.3 million. For the twelve months ended December 31, 2006, direct written premium generated from The Hanover and Hartford renewal business was approximately $11.1 and $4.1 million, respectively.

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

As of December 31, 2006, the rating tier modifiers and the distribution of risks within the tiers were as follows:

	Premium	Percent of
	Modifications	Total
Tier Designation	Factor	Vehicles

Tier A	0.88	30.4%
Tier One	1.00	61.0%
Tier Two	1.70	7.3%
Tier Three	2.25	0.3%
Tier Four	2.60	1.0%

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

During the prior four years, much of our premium growth and capitalization growth have resulted from our replacement carrier transactions. For the year ended December 31, 2006, we derived no revenue from replacement carrier transactions, compared to $0 and $18.0 million for the years ended December 31, 2005 and for the year ended December 31, 2004, respectively. This constituted 0% of our total revenue for the year ended December 31, 2006 and 0% and 8.6%, respectively, of our total revenue in the prior years.

For the years ended December 31, 2006, 2005 and 2004, the Company paid $0.6 million, $0.2 million, $0, respectively, in connection with fees paid in consideration of the acquisition of policy renewal rights. Our strategy includes entering into additional replacement carrier transactions as opportunities arise. However, due to improvements in the New Jersey insurance market during 2005, it is not likely that we will enter into replacement carrier transactions which have as significant an impact on the Company’s operations or are comparable in size to those entered into prior to 2005.

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

On September 27, 2005, the Company announced that Proformance had entered into a replacement carrier transaction with The Hartford Financial Services Group, Inc., which we refer to as The Hartford, whereby certain subsidiaries of The Hartford (Hartford Fire Insurance Company, Hartford Casualty Insurance Company, and Twin City Fire Insurance) would transfer their renewal obligations for New Jersey homeowners, dwelling, fire, and personal excess liabilities policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance is in the process of offering renewal policies to approximately 8,500 qualified policyholders of The Hartford. We received final approval of this transaction from the NJDOBI on November 22, 2005, the closing date.

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

As of December 31, 2006, the direct written premium generated from The Hartford renewal business was $4,134,877.

On February 21, 2006 the Company announced that Proformance had entered into a replacement carrier transaction with Hanover Insurance Group, which we refer to as Hanover, whereby Hanover would transfer their renewal obligations for New Jersey automobile, homeowners, dwelling fire, personal excess liability and inland marine policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance is in the process of offering renewal policies to approximately 16,000 qualified policyholders of Hanover. NAHC and Proformance received approval of this transaction from the NJDOBI on February 16, 2006.

Upon the Closing, Proformance was required to pay to Hanover a one-time fee of $450,000, and within 30 days of the closing, $100,000 was due to reimburse Hanover for its expenses associated with this transaction. In addition, the Company will make two annual payments equal to 5% of the written premium on renewed business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries, payable to Hanover within 30 days of such anniversary dates.

Hanover is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any replacement carrier revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.

As of December 31, 2006, the direct written premium generated from Hanover renewal business was $11,080,943.

With respect to our replacement carrier transaction for the 2004 year with OCIC and OCNJ, on February 22, 2005 Proformance notified OCNJ that OCNJ owed Proformance $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ had until May 15, 2005 to make payment to us. Subsequent to the notification provided to OCIC and OCNJ, we had several discussions with OCIC relating to certain components to the underlying calculation which supports the amount owed to Proformance for the 2004 year. As part of these discussions, OCIC had requested additional supporting documentation and raised issues with respect to approximately $2,000,000 of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of NJAIRE assessments, or a total of $3,412,000, allocated to OCNJ. We recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 as outlined above) as replacement carrier revenue from related party in our consolidated statement of income for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because it was management’s best estimate of the amount for which we believed collectability was reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management’s estimates and judgment and thus more susceptible to challenge by OCIC. We also note our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed Proformance approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and our experience from 2003, management’s best estimate of the amount for 2004 for which we believed collectability from OCIC was reasonably assured was $4,350,000. On June 27, 2005, we received $3,654,000 from OCIC in settlement of the amounts due to Proformance, which differs from the $4,350,000 we had recorded as a receivable due from OCIC as outlined above. The difference of $696,000 between the receivable we had recorded ($4,350,000) due from OCIC and the actual settlement payment received from OCIC ($3,654,000) came as a result of a dispute between the Company and OCIC regarding $292,000 of NJAIRE assessments and approximately $404,000 of commission expenses included in the underlying calculation which supported the amounts due to Proformance for the 2004 year, the final year of our three year agreement with OCIC. The $696,000 was recorded as a bad debt expense in the Company’s consolidated statement of income for the year ended December 31, 2005.

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

The Company reported, as a component of other liabilities on the consolidated balance sheet and other operating and general expenses in the consolidated statement of income, share-based compensation expense of $1,066,239 for the year ended December 31, 2006.

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

The revenue we earned from replacement carrier transactions relates to the funds that we received to assume the renewal obligations of those books of business. Revenues from replacement carrier transactions are recognized pro-rata over the period that we complete our obligations under the terms of the agreement, typically ranging from six months to a year, determined by the renewal option period of the policyholders. Certain replacement carrier contracts require additional consideration to be paid to us based on an evaluation of the ratio of premiums written to surplus. The calculation is performed and related revenue is recognized as earned annually, pursuant to the terms of the contract. Certain other transactions, such as the Hanover and Hartford transactions described above, require us to pay additional consideration in the future. We did not record any replacement carrier revenue for the year ended December 31, 2006 and 2005. Our strategy includes entering into additional replacement carrier transactions as opportunities arise. However, due to improvements in the New Jersey insurance market during 2005, it is not likely that we will enter into replacement carrier transactions which have as significant an impact on the Company’s operations, or are comparable in size to those entered into prior to 2005.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. We have identified below two accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of these policies. In addition, please see “Overview” above for a discussion of the amount we estimated and recorded as replacement carrier revenue from related party in our consolidated statement of income for the year ended December 31, 2005 with respect to the OCIC replacement carrier transaction.

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

For the year ended December 31, 2006, reserves decreased by $28.0 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to a decline in earned premium, a reduction in claim frequency in private passenger automobile coverage and significant growth in commercial lines business, which in 2006, have exhibited lower loss ratios. For the year ended December 31, 2006, prior year reserves increased by $0.02 million. The actuarial estimates as of December 31, 2005 have shown to be adequate overall. This increase is due to favorable development in bodily injury and no-fault coverages offset by a reduction in ceded loss estimates for prior years.

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

We have made a change in a key assumption to the estimates of liabilities for loss and loss adjustment expenses for the year ended December 31, 2006. During the year ended December 31, 2006, there was a change in the loss reserving procedures implemented by our claims department. Higher initial (factor) reserves are being posted for new liability claims and the timeframes for establishing an ultimate value of liability has been accelerated. As a result, we placed more reliance on projected claim counts and paid loss development methods rather than on incurred loss development techniques.

The table below sets forth the types of reserves we maintain for our lines of business and indicates the amount of reserves as of December 31, 2006 for each line of business.

National Atlantic Holdings Corporation

Breakout of Reserves by Line of Business
As of December 31, 2006

					Total
	Direct	Assumed			Balance
	Case	Case	Direct	Assumed	Sheet
	Reserves	Reserves	IBNR	IBNR	Reserves
	($ in thousands)

Line of Business:
Fire	—	$32	—	—	$32
Allied	—	4	—	—	4
Homeowners	5,531	—	6,903	—	12,434
Personal Auto	92,672	5	55,139	—	147,816
Commercial Auto	10,049	1,134	14,964	970	27,117
Other Liability	962	—	3,021	—	3,983

Total Reserves	109,214	1,175	80,027	970	191,386

Less: Reinsurance Recoverables on Unpaid Losses					17,866

Total Net Reserves					$173,520

In establishing our net reserves as of December 31, 2006, our Chief Actuarial Officer has determined that the range of reserve estimates, at that date, was between $161.4 million and $184.8 million. The amount of net reserves at December 31, 2006, which represents the best estimate of management and our actuaries within that range, was $173.5 million. There are two major factors that could result in ultimate losses below management’s best estimate:

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

Results of Operations

Direct written premiums for the year ended December 31, 2006 decreased by $26.9 million, or 13.6%, to $171.1 million from $198.0 million in the comparable 2005 period. For the year ended December 31, 2006 the decrease is due to the following: our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $51.0 million due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market. New business generated by our partner agents for the year ended December 31, 2006 was $31.4 million, offset by attrition of existing business of $7.3 million. For the twelve months ended December 31, 2006, direct written premium generated from The Hanover and Hartford renewal business was approximately $11.1 and $4.1 million, respectively.

The table below shows certain of our selected financial results for the twelve months ended December 31, 2006, 2005 and 2004:

	For the Year Ended Dec 31,
	2006	2005	2004
	(In thousands)

Direct written premiums	$171,069	$198,049	$207,320
Net written premiums	161,125	189,634	193,192
Net premiums earned	157,354	172,782	179,667
Replacement carrier revenue from related party	—	—	13,880
Replacement carrier revenue from unrelated party	—	—	4,089
Investment income	16,082	12,403	7,061
Net realized investment gains (losses)	979	411	1,931
Other income	1,441	1,745	2,044

Total revenue	$175,856	$187,341	$208,672

	For the Year Ended Dec 31,
	2006	2005	2004
	(In thousands)

Losses and loss adjustment expenses incurred	$103,824	$132,794	$134,987
Underwriting, acquisition and insurance related expenses	48,275	42,264	46,771
Other operating and general expenses	2,268	3,989	580

Total expenses	154,367	179,047	182,338

Income before income taxes	21,489	8,294	26,334
Income taxes	7,107	1,858	8,886

Net income	$14,382	$6,436	$17,448

For the year ended December 31, 2006, compared to the year ended December 31, 2005

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2006 decreased by $26.9 million, or 13.6%, to $171.1 million from $198.0 million in the comparable 2005 period.

For the year ended December 31, 2006 the decrease is due to the following: our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $51.0 million as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market. New business generated by our partner agents for the year ended December 31, 2006 was $31.4 million, offset by attrition of existing business of $7.3 million. For the twelve months ended December 31, 2006, direct written premium generated from The Hanover and Hartford renewal business was approximately $11.1 and $4.1 million, respectively.

Net Written Premiums.  Net written premiums for the year ended December 31, 2006 decreased by $28.5 million, or 15.0%, to $161.1 million from $189.6 million in the comparable 2005 period. Ceded premiums as a percentage of direct written premium for the year ended December 31, 2006 was 6.5%, as compared to 5.2%, in the same period in the prior year. The decrease in net written premiums for the year ended December 31, 2006 was due to the decrease in direct written premiums for the same period.

Net Premiums Earned.  Net premiums earned for the year ended December 31, 2006 decreased by $15.4 million, or 8.9%, to $157.4 million from $172.8 million in the comparable 2005 period.

Investment Income.  Investment income for the year ended December 31, 2006 increased by $3.7 million, or 29.8%, to $16.1 million from $12.4 million in the comparable 2005 period. The increase was primarily due to an increase in our average book yield to maturity which was 5.47% and 5.22% at December 31, 2006 and 2005, respectively. The increase in yield was due to the purchase of securities with higher yields. In addition, invested assets increased to $318.8 million at December 31, 2006 from $300.0 million at December 31, 2005.

Net Realized Investment Gain.  Net realized investment gain for the year ended December 31, 2006 and 2005 was $1.0 million and $0.4 million, respectively.

Other Income.  Other income for the year ended December 31, 2006 and 2005 was $1.4 million and $1.7 million, respectively. The decrease in other income is primarily related to a decrease in revenue related to claims handling services provided by Riverview in connection with the AT&T contract. Claims handling revenue for the year ended December 31, 2006 was $0.3 million, as compared with $0.4 million for the comparable 2005 period.

Losses and Loss Adjustment Expenses Incurred.  Loss and loss adjustment expenses incurred for the year ended December 31, 2006 decreased by $29.0 million, or 21.8%, to $103.8 million from $132.8 million in the comparable 2005 period. This decrease can be attributed to a decline in earned premium, a reduction in claim frequency in private passenger automobile coverage and significant growth in commercial lines business, which in 2006, have exhibit lower loss ratios. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the year ended December 31, 2006 were 66.0% compared to 76.9% for the year ended December 31, 2005. The ratio of net incurred losses, excluding loss adjustment expenses, to net earned premiums during 2006 was 61.5% compared to 65.6% for the comparable 2005 period.

Underwriting, Acquisition and Insurance Related Expenses.  Underwriting, acquisition and insurance related expenses for the year ended December 31, 2006 increased by $6.0 million, or 14.2%, to $48.3 million from $42.3 million in the comparable 2005 period. The increase is due to an increase in salary expense in the amount of $1.3 million and a $4.7 million change in the amortization of deferred acquisition costs in 2006 as compared to the comparable 2005 period. Underwriting, acquisition and insurance related expenses, excluding deferred acquisition costs for the year ended December 31, 2006 were $49.8 million, as compared with $48.5 million, in the comparable 2005 period. For the year ended December 31, 2006, the deferred acquisition cost asset increased by $1.5 million, to $18.6 million as compared to an increase of $6.2 million to $17.1 million in the comparable 2005 period. The effect of the increase in the deferred acquisition cost asset is recorded as a reduction of underwriting, acquisition and insurance related expenses. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the year ended December 31, 2006 was 30.0% as compared to 22.4% for the comparable 2005 period. For the year ended December 31, 2006, unearned premiums increased $4.0 million, to $85.5 million from $81.5 million in the comparable 2005 period. Commission expense for the year ended December 31, 2006 decreased by $1.8 million, or 7.0%, to $23.9 million from $25.7 million in the comparable 2005 period. The ratio of commission expense to direct written premiums during 2006 was 14.0% compared to 13.0% for the comparable 2005 period.

Other Operating and General Expenses.  Other operating and general expenses for the year ended December 31, 2006 decreased by $1.7 million, or 42.5%, to $2.3 million from $4.0 million in the comparable 2005 period. The decrease in other operating and general expenses for the year ended December 31, 2006 is primarily related to a decrease in stock based compensation expense offset by an increase in deferred compensation expense. For the year ended December 31, 2006, stock based compensation expense was $0.0 million, as compared to $3.1 million for the comparable 2005 period. For the year ended December 31, 2006, deferred compensation expense was $1.1 million as compared to $0.0 million for the comparable 2005 period.

Income Tax Expense.  Income tax expense for the year ended December 31, 2006 and 2005 was $7.1 million and $1.9 million, respectively. The increase in tax expense of $5.2 million for the year ended December 31, 2006 as compared to the same period in the prior year was due to the increase in income before income taxes for the same periods.

Net Income.  Net income after tax for the year ended December 31, 2006 and 2005 was $14.4 million and $6.4 million, respectively. The increase in net income after tax for the year ended December 31, 2006 as compared to the same period in the prior year is a result of the factors discussed above.

For the years ended December 31, 2005 compared to the year ended December 31, 2004

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

Net Premiums Earned.  Net premiums earned for the twelve months ended December 31, 2005 decreased by $6.9 million, or 3.8%, to $172.8 million from $179.7 million in the comparable 2004 period.

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

Net Realized Investment Gains .  Net realized investment gains for the twelve months ended December 31, 2005 and 2004 were $0.4 million and $1.9 million, respectively.

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

Losses and Loss Adjustment Expenses Incurred.  Loss and loss adjustment expenses incurred for the twelve months ended December 31, 2005 decreased by $2.2 million, or 1.6%, to $132.8 million from $135.0 million in the comparable 2004 period. For the year ended December 31, 2005, we increased reserves for prior years by $10.1 million. This increase was due to (i) increases in average severity for Personal Injury Protection (No-fault) losses of $9.4 million (ii) higher Commercial Auto Liability projected loss ratios for 2002-2004 due to the fact that actual loss development was higher than expected for those years, resulting in an increase of $1.8 million and (iii) Homeowners losses of $0.6 million and Other Liability losses of $1.6 million. This development was partially offset by continued favorable trends in loss development for Property Damage losses ($1.6 million), Auto Physical Damage losses ($1.2 million), and Bodily Injury losses of ($0.5 million), as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the year ended December 31, 2005 was 76.9% as compared to 75.1% for the year ended December 31, 2004. The ratio of net losses, excluding loss adjustment expenses, to net earned premiums during the year ended December 31, 2005 was 65.6% compared to 59.5% for the comparable 2004 period.

Underwriting, Acquisition and Insurance Related Expenses.  Underwriting, acquisition and insurance related expenses for the twelve months ended December 31, 2005 decreased by $4.5 million, or 9.6%, to $42.3 million from $46.8 million in the comparable 2004 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the twelve months ended December 31, 2005 was 22.4% as compared to 24.2% for the comparable 2004 period. The decrease in underwriting, acquisition and insurance related expenses is due to the decrease in net written premium and the related policy acquisition expenses incurred (principally the commission paid to agents) to produce and underwrite that premium, offset by the amount of deferred acquisition costs amortized.

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

For the years ended December 31, 2006, 2005 and 2004, our consolidated cash flows provided by operations was $7.2 million, $28.1 million and $73.6 million, respectively. The decrease in cash flows provided by operations for the year ended December 31, 2006 as compared to December 31, 2005 was due primarily to the a decrease in unpaid losses and loss adjustment expenses , partially offset by a decrease in reinsurance recoverables and receivables and increases in unearned premiums and income taxes payable. For the year ended December 31, 2006, unpaid losses and loss adjustment expenses decreased $28.0 million as compared with an increase of $35.1 million for the same period in 2005. Reinsurance recoverables and receivables for the year ended December 31, 2006 decreased $14.1 million as compared to an increase of $5.9 million for the same period in 2005. The decrease in cash flows provided by operations for the year ended December 31, 2005 as compared to December 31, 2004 was due primarily to the conversion of six-month to twelve-month policies and the related increases on premiums receivable and the deferred acquisition cost asset. Accrued interest income also increased during the period as a result of the increase in fixed income securities.

For the years ended December 31, 2006, 2005 and 2004, our consolidated cash flow used for investing activities was $19.2 million, $66.5 million and $67.2 million , respectively. The decrease in cash used in investing activities for the year ended December 31, 2006 as compared to the same period in the prior year is related primarily due to the conversion of our private passenger automobile business from six month to twelve month policies which began on January 1, 2005. This conversion process led to an increase in premium writings for the year ended December 31, 2005, which was subsequently invested by the Company along with the continued investment of the capital received as part of the initial public offering which was completed on April 21, 2005. Direct written premiums for the year ended December 31, 2006 decreased by $26.9 million, or 13.6%, to $171.1 million from $198.0 million in the comparable 2005 period. In addition, for the year ended December 31, 2006 our consolidated cash flow used in investing activities was in excess of our cash provided by operations as Proformance invested the $9 million which was contributed by National Atlantic Holdings during the period. Net cash used in investing activities for the year ended December 31, 2005 was consistent with the same period in the prior year as the capital received in connection with the Company’s initial public offering which was completed on April 21, 2005 was used to purchase additional investments.

For the years ended December 31, 2006, 2005 and 2004, our consolidated cash flow (used in) provided by financing activities was ($1.6) million, $62.7 million and $0.0 million, respectively. The decrease in our consolidated cash flows from financing activities for the year ended December 31, 2006 is related to the repurchase of capital stock as authorized by the board of directors on July 5, 2006 as well as the capital received during 2005 in connection with the Company’s initial public offering which was completed on April 21, 2005. The increase in our consolidated cash flows from financing activities for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is directly related to the capital received in connection with the Company’s initial public offering, which was completed on April 21, 2005.

The effective duration of our investment portfolio was 4.07 years as of December 31, 2006. By contrast, our liability duration was approximately 3.5 years as of December 31, 2006. We do not believe this difference in duration adversely affects our ability to meet our current obligations because we believe our cash flows from operations are sufficient to meet those obligations. Pursuant to our tax planning strategy, we invested the $40.6 million received from the OCIC replacement carrier transaction in long-term bonds in accordance with Treasury Ruling Regulation 1.362-2, which allows us to defer the payment of income taxes on the associated replacement carrier revenue until the underlying securities are either sold or mature. The effective duration of our investment portfolio, when excluding these securities, is reduced from 4.07 years to 3.69 years.

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

There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from Proformance are subject to restrictions relating to statutory surplus and earnings. Proformance may not make an “extraordinary dividend” until 30 days after the Commissioner of the NJDOBI (which we refer to as the Commissioner) has received notice of the intended dividend and has not objected or has approved it in such time. An extraordinary dividend is defined as any dividend or distribution whose fair market value together with that of other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income (excluding realized capital gains) for the twelve-month period ending on the preceding December 31, in each case determined in accordance with statutory accounting practices. Under New Jersey law, an insurer may pay dividends that are not considered extraordinary only from its unassigned funds, also known as its earned surplus. The insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs following payment of any dividend or distribution to stockholders. As of December 31, 2006, Proformance is permitted to pay dividends without the approval of the Commissioner. Proformance has not paid any dividends in the past and we do not anticipate that Proformance will pay dividends in the foreseeable future because we wish to reduce our reinsurance purchases in order to retain more of the gross premiums written we generate. We also seek stronger financial strength ratings for Proformance, and both of these objectives require that the capital of Proformance be increased. In addition, the payment of dividends and other distributions by Mayfair is regulated by Bermuda insurance law and regulations.

The table below sets forth the aggregate amount of dividends paid to us by our non-insurance subsidiaries during the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004

NAIA	$714,781	$1,550,000	$1,650,000
Riverview	$188,760	$950,000	$1,000,000

Because our non-insurance subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, we expect to use those revenues to service all of our corporate financial obligations, such as shareholder dividends, if declared. The percentage of our total revenues generated by our non-insurance subsidiaries for the years ended December 31, 2006 and 2005 were 5.1% and 4.1%, respectively.

The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligation under the lease terms other than the base rent are the reimbursements of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for 2006, 2005 and 2004 was $958,279, $945,391 and $919,058, respectively.

The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for 2006, 2005 and 2004 was $212,400, $212,400 and $70,800, respectively.

Aggregate minimum rental commitments of the Company as of December 31, 2006 are as follows:

Year	Amount

2007	$867,599
2008	796,799
2009	545,999
2010	—
2011 and thereafter	—

Total	$2,210,397

In connection with the lease agreement, the Company obtained a letter of credit in the amount of $300,000 as security for payment of the base rent.

As of December 31, 2006, we did not have any material commitments for capital expenditures.

Proformance’s historic trends of net paid losses compared to net premiums collected for calendar years 2006, 2005 and 2004 reflect ratios of 75.8%, 60.8% and 43.3%, respectively. Each of the replacement carrier transactions with OCIC, Met P&C and Sentry Insurance created an unusual influx of premium, particularly in calendar years 2002 and 2003, causing a reduction in net paid loss ratios. In the 2000 and 2001 calendar years in which we did not have any replacement carrier transactions, our ratio of net paid losses to net written premiums averaged 65.3%. The ratio in 2001 was 73.4% due to the fact that the Company’s loss ratio deteriorated compared to the 2000 loss ratio, resulting in an increase in net paid losses for the same period. The reduction in this ratio was due to increase in the influx of net written premiums as a result of the replacement carrier transactions outlined above and time lag between when the net premium was written and the Actual Net Losses were paid in connection with that business. As expected this ratio has returned to levels consistent with ratios achieved in 2000 and 2001 as the business written in connection with the replacement carrier transactions entered into in 2002 and 2003 has been on our books for several underwriting cycles. We began to see this return in the latter portion of 2005 and it has continued throughout 2006. Proformance’s asset/liability match has been established based on the average duration of its claims payments, which we estimate to be approximately 3.5 years as of December 31, 2006. Not including the invested replacement carrier revenue associated with the OCIC replacement carrier transaction, the existing investment portfolio has an effective duration of 3.69 years. The long term investments associated with the OCIC replacement carrier transaction ($40.6 million) represents replacement carrier revenue received to support the premium to surplus leverage in connection with the offers of renewal to those policyholders. The liquidation of securities to retire outstanding claim payments could affect liquidity and future income negatively.

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

Investments

As of December 31, 2006 and December 31, 2005, the Company maintained a high quality investment portfolio.

As of December 31, 2006 and December 31, 2005, we did not hold any securities that were not publicly traded, because our investment policy prohibits us from purchasing those securities. In addition, at those dates, we did not have any non-investment grade fixed income securities.

As of December 31, 2006, fixed maturity securities having an unrealized loss of $427,755 a fair value of $72,699,688 and an amortized cost of $73,127,443 were in a continuous unrealized loss position for less than twelve months. As of December 31, 2005, fixed maturity securities having an unrealized loss of $1,773,955 a fair value of

$184,473,102 and an amortized cost of $186,247,057 were in a continuous unrealized loss position for less than twelve months.

As of December 31, 2006, there were no equity and preferred securities having an unrealized loss that were in a continuous unrealized loss position for less than twelve months. As of December 31, 2005, equity and preferred securities having an unrealized loss of $255,490 a fair value of $2,902,740 and an amortized cost of $3,158,230 were in a continuous unrealized loss position for less than twelve months.

As of December 31, 2006, gross unrealized losses totaled $2,323,461 for available for sale securities. This amount was calculated using the following data: $1,859,870 of unrealized losses related to securities of the U.S. Government, government agencies and authorities, $291,578 related to state, local and government agencies, $156,865 related to industrial and miscellaneous, $15,148 related to mortgage backed securities.

As of December 31, 2006, gross unrealized losses totaled $773,100 for held to maturity securities. This amount was calculated using the following data: $253,084 of unrealized losses related to securities of the U.S. Government, government agencies and authorities, $57,768 related to state, local and government agencies, $462,248 related to industrial and miscellaneous.

As of December 31, 2006, gross unrealized losses totaled $111,057 for equity securities.

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

Our gross unrealized losses represented 1.00% of cost or amortized cost of the investment portfolio as of December 31, 2006. Fixed maturities represented 99.2% of the investment portfolio and 96.5% of the unrealized losses as of December 31, 2006.

There are three equity and one preferred security having an unrealized loss of $111,057 a fair value of $877,488 and an amortized cost of $988,545 as of December 31, 2006, which has been in a continuous unrealized loss position for greater than 12 months. There is one equity and one preferred security having an unrealized loss of $70,330, a fair value of $816,865 and an amortized cost of $887,195 as of December 31, 2005, which has been in a continuous unrealized loss position for greater than 12 months. There were three hundred and twenty-six fixed maturity securities having an unrealized loss of $2,668,806, a fair value of $198,113,358 and an amortized cost of $200,782,164 as of December 31, 2006, which have been in a continuous unrealized loss position for greater than 12 months. There were ninety six fixed maturity securities having an unrealized loss of $1,287,760, a fair value of $50,811,392 and an amortized cost of $52,099,152 as of December 31, 2005, which have been in a continuous unrealized loss position for greater than 12 months.

Our fixed income securities in an unrealized loss position have an average “AA1” credit rating by Moody’s, with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of our ongoing security monitoring process by our investment manager and investment committee, it was concluded that no securities in the portfolio were considered to be other-than-temporarily impaired as of December 31, 2005. We believe, with the investment committee’s confirmation, that securities that are temporarily impaired that continue to pay principal and interest in accordance with their contractual terms, will continue to do so.

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

Our policy states that if the fair value of a security is less than the amortized cost, the security will be considered impaired. For investments classified as available for sale, we need to consider writing down the investment to its fair value if the impairment is considered other-than-temporary. If a security is considered other-than-temporarily impaired pursuant to this policy, the cost basis of the individual security will be written down to the current fair value. The amount of the write-down will be calculated as the difference between cost and fair value and accounted for as a realized loss for accounting purposes which negatively impacts future earnings.

As of December 31, 2006 and as of December 31, 2005, our fixed income portfolio was 63.5% and 62.3% and respectively, concentrated in U.S. government securities and securities of government agencies and authorities that carry an “Aaa” rating from Moody’s, respectively.

There were no securities that were considered other-than-temporarily impaired as of December 31, 2006. There were no securities that were considered other-than-temporarily impaired as of December 31, 2005. The following summarizes our unrealized losses by designated category as of December 31, 2006.

Securities in an Unrealized Loss Position for Less than 6 Months

				% of
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Losses	Loss

Investment Grade Fixed Income	$52,465,307	52,209,657	$(255,650)	(0.49)%
Equities	$—	$—	$—	(0.0)%

Securities in an Unrealized Loss Position for 6 to 12 Months

				% of
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Losses	Loss

Investment Grade Fixed Income	$20,662,136	$20,490,031	$(172,105)	(.83)%
Equities	$—	$—	$—	(0.0)%

Securities in an Unrealized Loss Position for greater than 12 Months

				% of
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Losses	Loss

Investment Grade Fixed Income	$200,782,164	$198,113,358	$(2,668,806)	(1.33)%
Equities	$988,545	$877,488	$(111,057)	(11.23)%

Securities with a Decline in Fair Value Below Carrying Values Less than 20%

				% of
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Losses	Loss

Investment Grade Fixed Income	$273,909,607	$270,813,046	$(3,096,561)	(1.13)%
Equities	$988,545	$877,488	$(111,057)	(11.23)%

Securities with a Decline in Fair Value below Carrying Values of 20%-50%

% of
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Losses	Loss

Investment Grade Fixed Income	—	—	—	—
Equities	—	—	—	—

Securities with a Decline in Fair Value Below Carrying Values Greater than 50%

% of
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Losses	Loss

Investment Grade Fixed Income	—	—	—	—
Equities	—	—	—	—

Contractual obligations

The following table summarizes our long-term contractual obligations and credit-related commitments as of December 31, 2006.

Contractual Obligations and Credit-Related Commitments

	Less Than	1 - 3	3 - 5	More Than
	1 Year	Years	Years	5 Years	Total

Loss and Loss Adjustment Expenses(1)	$99,520,504	$64,114,171	$24,880,126	$2,870,783	$191,385,584
Operating Lease Obligations(2)	$867,599	$796,799	$545,999	$—	$2,210,397

(1)	As of December 31, 2006 we had property and casualty reserves of $191.4 million. The amounts and timing of these obligations are not set contractually. Nonetheless, based on cumulative property and casualty claims paid over the last ten years, we anticipate that approximately 52.0% will be paid within a year, an additional 33.5% between one and three years, 13.0% between three and five years and 1.5% in more than five years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this payment estimate because of the potential impact from changes in:

•	The legal environment whereby court decisions and changes in backlogs in the court system could influence claim payout patterns.

•	Our mix of business because property and first-party claims settle more quickly than bodily injury claims.

•	Claims staffing levels — claims may be settled at a different rate based on the future staffing levels of the claim department.

•	Reinsurance programs — changes in Proformance’s retention will influence the payout of the liabilities. As Proformance’s net retention increases, the liabilities will take longer to settle than in past years.

•	Loss cost trends — increases/decreases in inflationary factors (legal and economic) will influence ultimate claim payouts and their timing.

(2)	Represents our minimum rental commitments as of December 31, 2006 pursuant to our seven-year lease agreement for the use of our office space and equipment at 4 Paragon Way, Freehold, NJ 07728 and our four-year lease agreement for the use of our office space and equipment at 3 Paragon Way, Freehold, NJ 07728. Off-Balance Sheet Arrangements

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

Adoption of New Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which provides guidance on accounting for a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance in FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The adoption will be accounted for as a change in accounting principle. The Company has determined that the adoption will not have a material impact on the Company’s consolidated financial statements.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and how to measure such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 supersedes Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“EITF 03-1”) and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value (“Topic D-44”) and nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and management has determined that the effect of adopting FSP 115-1 did not have a material impact on the Company’s consolidated financial statements. The Company has complied with the disclosure requirements of EITF-03-1, which were effective December 31, 2003 and remain in effect.

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

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts other than those specifically described in FASB 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The guidance in SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company has determined that the adoption will not have a material impact on the Company’s consolidated financial statements.

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

The tables below show the interest rate sensitivity of our fixed income and preferred stock financial instruments measured in terms of fair value for the periods indicated.

	Fair Value
	−100 Basis		+100 Basis
	Point	As of	Point
	Change	12/31/2006	Change
	($ in thousands)

Fixed maturities and preferred stocks	$328,947	$316,082	$303,218
Cash and cash equivalents	$26,288	$26,288	$26,288
Total	$355,235	$342,370	$329,506

	−100 Basis		+100 Basis
	Point	As of	Point
	Change	12/31/2005	Change
	($ in thousands)

Fixed maturities and preferred stocks	$295,709	$278,892	$262,076
Cash and cash equivalents	$39,836	$39,836	$39,836
Total	$335,545	$318,728	$301,912

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse changes in the prices of equity securities in our investment portfolio. Our exposure to changes in equity prices primarily result from our holdings of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values of our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimate that such a decline in equity market prices would decrease the market value of our equity investments by approximately $242,740 and $1,283,629, respectively, based on our equity positions as of December 31, 2006 and December 31, 2005.

As of December 31, 2006, approximately 0.8% of our investment portfolio was invested in equity securities. We continuously evaluate market conditions regarding equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.

Credit Risk

We have exposure to credit risk as a holder of fixed income securities. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines to reduce our credit risk. As of December 31, 2006, approximately 63.5% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, 33.9% was invested in other fixed income securities rated “Aaa”/“Aa” by Moody’s, and 2.6% was invested in fixed income securities rated “A” by Moody’s. As of December 31, 2006, we do not own any securities with a rating of less than “A.”

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

As part of its overall objective of effectively managing costs, in early September 2006, the Audit Committee of the Board of Directors of NAHC issued a request for proposals (“RFP”) for the engagement of the Company’s registered independent public accounting firm for the year ending December 31, 2006. The RFP was sent to a number of registered independent public accounting firms qualified to provide audit services to the Company, including Deloitte & Touche LLP (“Deloitte”), the Company’s then registered independent public accounting firm. On September 19, 2006, Deloitte advised the Audit Committee of the Board of Directors in writing that it did not intend to submit a proposal to the Company in response to the RFP, and accordingly it resigned as the Company’s independent registered public accounting firm. On October 5, 2006, we filed a report on Form 8-K that is incorporated by reference in this annual report which included all required disclosures with respect to this change of auditing firm, including requisite disclosures concerning disagreements.. On October 4, 2006, the Audit Committee of our Board of Directors voted to engage Beard Miller LLP, an independent member of BDO Seidman Alliance, as our independent registered public accounting firm to audit our financial statements for the year ended December 31, 2006.

The audit report of Deloitte on the consolidated financial statements of the Company as of and for the years ended December 31, 2005 and 2004, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report on form 10-K, we, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our Chief Accounting Officer and our Executive Vice President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our periodic filings with the Securities and Exchange Commission.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, the Company’s management concluded that during 2006, the Company completed the remediation of any prior material weakness in its internal controls over financial reporting and that the Company’s internal controls over financial reporting were effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Beard Miller Company LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item relating to our directors and executive officers is incorporated herein by reference to the headings “Information Regarding Nominees and Directors,” “Information Regarding Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual General Meeting of Shareholders (“Proxy Statement”). The Company intends to file the Proxy Statement prior to April 30, 2007.

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

(a) The following documents are filed as part of this report:

1. Financial statements

Reports of Independent Accountants.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

2. Financial statement schedules required to be filed by Item 8 of this form:

Reports of Independent Accountants on Financial Statement Schedules

Condensed Financial Information of Registrant — Balance Sheet as of December 31, 2006 and 2005.

Condensed Financial Information of Registrant — Statements of Income

Condensed Financial Information of Registrant — Statements of Cash Flows

Supplementary Insurance Information

Reinsurance

Valuation and Qualifying Accounts.

Supplementary Information Concerning Property and Casualty Insurance Operations

3. Exhibits

3.1		Form of Amended and Restated Certificate of Incorporation of the Registrant.**
3.2		Form of Amended and Restated Bylaws of the Registrant.**
4.1		Form of Stock Certificate for the Common Stock.**
10.1		Form of Agency Agreements between Proformance Insurance Company and Partner Agents of Proformance Insurance Company.**
10.2		Form of Limited Agency Agreements between Proformance Insurance Company and Non-Active Replacement Carrier Service Agents of Proformance Insurance Company.**
10.3		Replacement Carrier Agreement, dated December 18, 2001, among the Registrant, Proformance Insurance Company and Ohio Casualty of New Jersey, Inc.**
10.4		Non-Competition Agreement, dated December 18, 2001, among the Registrant, Proformance Insurance Company, The Ohio Casualty Insurance Company and Ohio Casualty of New Jersey.**
10.5		Letter Agreement, dated July 10, 2004, among the Registrant, Proformance Insurance Company and The Ohio Casualty Insurance Company and Ohio Casualty of New Jersey.**
10.6		Replacement Carrier Agreement, dated December 8, 2003, between the Registrant and Metropolitan Property and Casualty Insurance Company.**
10.7		Share Repurchase Agreement, dated December 8, 2003, between the Registrant and Metropolitan Property and Casualty Insurance Company.**
10.8		Replacement Carrier Agreement, dated March 14, 2003, between Proformance Insurance Company and Sentry Insurance.**
10.9		Replacement Carrier Agreement, dated May 6, 2005, between Proformance Insurance Company and The Hartford Financial Services Group, Inc.*****
10	.9.1	First Amendment to the Replacement Carrier Agreement, dated June 28, 2005, between Proformance Insurance Company and The Hartford Financial Services Group, Inc.*****
10.10		Limited Assignment Distribution Agreement, effective January 1, 2004, between Proformance Insurance Company and The Clarendon National Insurance Company.**
10.11		Limited Assignment Distribution Agreement, effective January 1, 2004, between Proformance Insurance Company and AutoOne Insurance Company.**
10.12		2004 Stock and Incentive Plan of the Registrant.**
10.13		National Atlantic Holdings Corp. Annual Bonus Plan.**
10.14		Form of Employment Agreement between the Registrant and James V. Gorman, Frank J. Prudente, John E. Scanlan, Cynthia L. Codella and Bruce C. Bassman.**
10.15		Form of Employment Agreement between Proformance Insurance Company and Peter A. Cappello,Jr.**
10.16		Commutation and Release Agreement, effective as of December 31, 2002, between Odyssey America Reinsurance Corporation and Proformance Insurance Company.**
10.17		Form of Agency Agreements between Proformance Insurance Company and Active Replacement Carrier Service Agents of Proformance Insurance Company.**
10.18		Form of Indemnification Agreement between the Registrant and its directors and officers.**
10.19		Letter Agreement, dated December 7, 2004, among the Registrant, Proformance Insurance Company, The Ohio Casualty Insurance Company and Ohio Casualty of New Jersey.**
10.20		Commutation and Mutual Release Agreement, effective as of March 26, 2003, between Proformance Insurance Company and Gerling Global Reinsurance Corporation of America.**
10.21		Form of Underwriting Agreement among the Company, the Ohio Casualty Insurance Company as Selling Shareholder and the Underwriters named therein.**

10.22	Form of Employee Stock Option Agreement for the Company’s Nonstatutory Stock Option Plan.***
10.23	Form of Amendment to Employee Stock Option Agreement for Certain Options Granted to Messrs. James V. Gorman, Peter A. Capello, Jr. and Steven V. Stallone.***
10.24	Form of Nonstatutory Stock Option Agreement for Certain Stock Options Granted to the Estate of Mr. Frank Campion.***
10.25	Form of Amendment to Employment Agreement for James V. Gorman, Frank J. Prudente, John E. Scanlan, Cynthia L. Codella, Bruce C. Bassman and Peter A. Cappello, Jr.****
14.1	Code of Ethics.*
21.1	Subsidiaries of the Registrant.**
23.1	Consent of Beard Miller Company LLP.*
23.2	Consent of Deloitte & Touche LLP.*
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99	Reports of Independent Registered Public Accounting Firms.*

*	Filed herewith

**	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-117804). Initially filed July 30, 2004.

***	Incorporated by reference from National Atlantic Holdings Corporation’s Report on Form 8-K, filed with the SEC on September 23, 2005.

****	Incorporated by reference from National Atlantic Holdings Corporation’s Report on Form 8-K, filed with the SEC on September 1, 2006.

*****	Incorporated by reference from National Atlantic Holdings Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

INDEX

Page(s)

Consolidated Financial Statement:
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets:
As of December 31, 2006 and 2005	F-6
Consolidated Statements of Income:
For the years ended December 31, 2006, 2005 and 2004	F-7
Consolidated Statements of Comprehensive Income:
For the years ended December 31, 2006, 2005 and 2004	F-8
Consolidated Statements of Changes in Stockholders’ Equity:
For the years ended December 31, 2006, 2005 and 2004	F-9
Consolidated Statements of Cash Flows:
For the years ended December 31, 2006, 2005 and 2004	F-10
Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
National Atlantic Holdings Corporation
Freehold, New Jersey

We have audited the accompanying consolidated balance sheet of National Atlantic Holdings Corporation and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2005 and 2004 consolidated financial statements were audited by other auditors whose report, dated March 24, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
National Atlantic Holdings Corporation and Subsidiaries
Freehold, NJ 07728

We have audited the accompanying consolidated balance sheet of National Atlantic Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Parsippany, New Jersey
March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
National Atlantic Holdings Corporation
Freehold, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that National Atlantic Holdings Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2006, and our reports dated March 12, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 12, 2007

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2006	2005

Investments: (Note 2)
Fixed maturities held-to-maturity (fair value at December 31, 2006 and 2005 was $41,401 and $0, respectively)	$42,168	—
Fixed maturities available-for-sale (amortized cost at December 31, 2006 and 2005 was $275,810 and $281,010, respectively)	273,724	278,384
Equity securities (cost at December 31, 2006 and 2005 was $2,288 and $12,636, respectively)	2,427	12,836
Short-term investments (cost at December 31, 2006 and 2005, was $453 and $8,800, respectively)	453	8,800

Total investments	318,772	300,020
Cash and cash equivalents	26,288	39,836
Accrued investment income	4,122	3,560
Premiums receivable — net	49,976	49,926
Reinsurance recoverables and receivables (Note 4)	26,914	41,057
Deferred acquisition costs	18,601	17,134
Property and equipment — net (Note 7)	1,988	2,062
Income taxes recoverable (Note 6)	—	1,152
Other assets	6,169	7,989

Total assets	$452,830	$462,736

Liabilities and Stockholders’ Equity:
Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)	$191,386	$219,361
Unearned premiums	85,523	81,546
Accounts payable and accrued expenses	2,420	2,578
Deferred income taxes (Note 6)	9,967	11,069
Income taxes payable (Note 6)	3,026	—
Other liabilities	9,620	9,973

Total liabilities	301,942	324,527

Commitments and Contingencies: (Note 10)	—	—

Stockholders’ equity:
Common Stock, $0.01 par value (50,000,000 shares authorized; 11,288,190 issued, 11,121,941 outstanding as of December 31, 2006; 11,202,190 issued and outstanding as of December 31, 2005, respectively)	97,570	97,458
Retained earnings	56,735	42,353
Accumulated other comprehensive loss	(1,694)	(1,602)
Common stock held in treasury, at cost (166,249 and 0 shares held as of December 31, 2006 and 2005, respectively)	(1,723)	—

Total stockholders’ equity	150,888	138,209

Total liabilities and stockholders’ equity	$452,830	$462,736

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)

	For the Years Ended December 31,
	2006	2005	2004

Revenue:
Net premiums earned	$157,354	$172,782	$179,667
Net investment income	16,082	12,403	7,061
Net realized investment gains	979	411	1,931
Replacement carrier revenue from related party	—	—	13,880
Replacement carrier revenue from Sentry	—	—	4,089
Other income	1,441	1,745	2,044

Total revenue	175,856	187,341	208,672

Costs and Expenses:
Loss and loss adjustment expenses incurred	103,824	132,794	134,987
Underwriting, acquisition and insurance related expenses	48,275	42,264	46,771
Other operating and general expenses	2,268	3,989	580

Total costs and expenses	154,367	179,047	182,338

Income before income taxes	21,489	8,294	26,334
Provision for income taxes	7,107	1,858	8,886

Net Income	$14,382	$6,436	$17,448

Net income per share Common Stock — Basic	$1.28	$0.70	$3.53
Net income per share Common Stock — Diluted	$1.26	$0.68	$3.11

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2006	2005	2004

Net Income	$14,382	$6,436	$17,448
Other comprehensive income — net of tax:
Net holding (losses) gains arising during the period	(462)	(1,806)	451
Reclassification adjustment for realized losses (gains) included in net income	311	22	(326)
Amortization of unrealized loss recorded on transfer of fixed income securities to held-to-maturity	59	—	—

Total other comprehensive (loss) income	(92)	(1,784)	125

Comprehensive Income	$14,290	$4,652	$17,573

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005, and 2004
(in thousands, except share data)

								Accumulated
	Class A		Class B					Other			Total
	Common Stock		Common Stock		Common Stock		Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2003	2,747,743	$3,002	2,194,247	$28,258	—	$—	$18,470	$57	—	—	$49,787
Amortization of 2002 and 2003 options	—	—	—	480	—	—	—	—	—	—	480
Net Income	—	—	—	—	—	—	17,448	—	—	—	17,448
Other comprehensive income	—	—	—	—	—	—	—	125	—	—	125

Balance at December 31, 2004	2,747,743	$3,002	2,194,247	$28,738	—	$—	$35,917	$182	—	—	$67,839
Issuance of Common Stock related to IPO	—	—	—	—	5,985,000	62,198	—	—	—	—	62,198
Conversion of Class A and Class B Common Stock	(2,747,743)	(3,002)	(2,194,247)	(28,738)	4,941,990	31,740	—	—	—	—	—
Exercise of stock options	—	—	—	—	275,200	470	—	—	—	—	470
Amortization of options	—	—	—	—	—	3,050	—	—	—	—	3,050
Net Income	—	—	—	—	—	—	6,436	—	—	—	6,436
Other comprehensive (loss)	—	—	—	—	—	—	—	(1,784)	—	—	(1,784)

Balance at December 31, 2005	—	—	—	—	11,202,190	$97,458	$42,353	$(1,602)	—	—	$138,209
Exercise of stock options	—	—	—	—	86,000	112	—	—	—	—	112
Net Income	—	—	—	—	—	—	14,382	—	—	—	14,382
Other comprehensive (loss)	—	—	—	—	—	—	—	(92)	—	—	(92)
Repurchase of common stock	—	—	—	—	—	—	—	—	166,249	(1,723)	(1,723)

Balance at December 31, 2006	—	—	—	—	11,288,190	$97,570	$56,735	$(1,694)	166,249	$(1,723)	$150,888

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,382	$6,436	$17,448
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	413	493	428
Amortization of premium/discount on bonds	875	1,079	1,090
Share based compensation expense	1,063	3,050	480
Realized (gains) on investment sales	(979)	(411)	(1,931)
Changes in:
Deferred income taxes	(1,014)	(7)	3,932
Premiums receivable	(50)	(18,741)	(7,966)
Reinsurance recoverables and receivables	14,143	(5,913)	2,886
Receivable from Ohio Casualty	—	4,350	2,470
Receivable from Sentry	—	1,250	1,375
Deferred acquisition costs	(1,467)	(6,262)	(1,084)
Accrued interest income	(562)	(1,475)	(184)
Income taxes recoverable	1,152	(1,152)	2,168
Other assets	1,820	(714)	(5,856)
Unpaid losses and loss adjustment expenses	(27,975)	35,078	50,082
Accounts payable and accrued expenses	(158)	(4,943)	1,971
Deferred revenue	—	—	(12,369)
Unearned premiums	3,977	17,376	12,357
Income taxes payable	3,026	(1,601)	1,202
Other liabilities	(1,419)	211	5,132

Net cash provided by operating activities	7,227	28,104	73,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(339)	(537)	(1,367)
Purchases of fixed maturity securities — available for sale	(94,749)	(164,897)	(215,882)
Sales and maturities of fixed maturity investments — available-for-sale	56,247	93,460	135,410
Purchases of equity securities	—	(21,366)	(21,779)
Sales of equity securities	11,327	21,842	18,650
Sales of short-term investments — net	8,347	5,020	17,755

Net cash used in investing activities	(19,167)	(66,478)	(67,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock — net	115	62,668	—
Purchases of common stock held in treasury	(1,723)	—	—

Net cash (used in) provided by financing activities	(1,608)	62,668	—

Net (decrease) increase in cash	(13,548)	24,294	6,418
Cash and cash equivalents — beginning of period	39,836	15,542	9,124

Cash and cash equivalents — end of period	$26,288	$39,836	$15,542

Cash paid during the period for:
Income taxes	$3,649	$4,717	1,692

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	Nature of Operations and Significant Accounting Policies

National Atlantic Holdings Corporation (NAHC) was incorporated in New Jersey, on July 29, 1994, with its subsidiaries referred to as the Company. NAHC is a holding company for Proformance Insurance Company (Proformance), its wholly-owned subsidiary. Proformance is domiciled in the State of New Jersey and writes property and casualty insurance, primarily personal auto. NAHC’s initial capitalization was pursuant to private placement offerings. The initial stockholders paid $1.16 per share for 2,812,200 shares of Class A common stock.

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

NAHC also has a controlling interest (80 percent) in Niagara Atlantic Holdings Corporation and Subsidiaries (Niagara), which is a New York corporation. Niagara was incorporated on December 29, 1995. The remaining interest (20 percent) is owned by New York agents. Niagara was established as a holding company in order to execute a surplus debenture and service agreement with Capital Mutual Insurance (CMI). As of June 5, 2000, CMI has gone into liquidation and is under the control of the New York State Insurance Department. CMI is no longer writing new business and therefore neither is Niagara. Niagara had $0 equity value as of December 31, 2006 and 2005. NAHC has no remaining obligations as it relates to the agreement.

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

On July 5, 2006, the Board of Directors of the Company authorized the repurchase of a maximum of 1,000,000 shares and a minimum of 200,000 shares of capital stock of the Company within the next twelve months. As of December 31, 2006, the Company had repurchased 166,249 shares with an average price of $10.36. As of December 31, 2006, the Company is authorized to repurchase an additional 833,751 shares and required to repurchase an additional 33,751 shares.

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

A summary of our consolidated revenues is as follows:

	For the Years Ended December 31,
	2006		2005		2004

Proformance
Personal lines insurance
Personal auto	$109,854,722	62.47%	$140,845,822	75.18%	$154,943,058	74.25%
Homeowners	21,264,484	12.09%	16,066,193	8.58%	10,738,933	5.15%
Commerical lines insurance	26,234,594	14.92%	15,870,049	8.47%	13,984,730	6.70%
Replacement carrier revenue from related party	—	—	—	—	13,880,303	6.65%
Replacement carrier revenue from unrelated party	—	—	—	—	4,088,889	1.96%
Riverview
Medical Case Management	5,638,235	3.21%	4,704,598	2.51%	4,882,171	2.34%
NAIA
Insurance brokerage	2,365,851	1.35%	2,230,989	1.19%	4,061,520	1.95%
Mayfair
Reinsurance	—	—	—	—	—	—
NAHC	—	—	—	—	—	—
Intercompany elimination entries	(7,888,461)	(4.49)%	(6,576,113)	(3.51)%	(8,417,604)	(4.03)%

Subtotal	157,469,425	—	173,141,538	—	198,162,000

Net investment income	16,081,895	9.14%	12,403,235	6.62%	7,061,161	3.38%
Net realized investment gains	979,007	0.56%	410,635	0.22%	1,931,258	0.93%
Other income	1,325,586	0.75%	1,385,588	0.74%	1,517,823	0.73%

Total Consolidated Revenue	$175,855,913	100.00%	$187,340,996	100.00%	$208,672,242	100.00%

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates — The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. The primary estimates made by management involve the establishment of unpaid loss and loss adjustment expense reserves. Management also employs estimates in the application of its investment accounting policy for other-than-temporary impairment.

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

Investments — Management determines the appropriate classification of securities at the time of purchase. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs, are classified as available-for-sale and are carried at fair value. Equity securities, which are classified as available for sale, are also carried at fair value. Changes in fair value for fixed maturity investments and equity securities classified as available-for- sale are credited or charged to stockholders’ equity as other comprehensive income (loss). Fixed maturity investments which management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using an effective interest method. Short-term securities are carried at cost, which approximates fair value. Fair values are based on quoted market prices. For mortgage-backed securities for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized on a prospective basis through yield adjustments. Realized investment gains and losses are recorded on the specific identification method. All security transactions are recorded on a trade date basis.

The Company considers a number of factors in the evaluation of whether a decline in value is other-than-temporary including: (a) the financial condition and near term prospects of the issuer; (b) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; and (c) the period and degree to which the fair value has been below cost. A fixed maturity security is other-than-temporarily impaired if it is probable that the Company will not be able to collect all the amounts due under the security’s contractual terms. Equity investments are considered to be impaired when it becomes apparent that the Company will not recover its cost after considering the severity and duration of the unrealized loss, compared with general market conditions. These adjustments are recorded as realized investment losses.

Concentration of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk include cash balances and marketable fixed maturity securities. The Company places its

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary cash investments with creditworthy financial institutions. The Company holds bonds and notes issued by the United States government and corporations. By policy, these investments are kept within limits designed to prevent risks caused by concentration. Consequently, as of December 31, 2006 and 2005, the Company does not believe it has significant concentrations of credit risks. The Company is exposed to a concentration of credit risk with respect to amounts due from reinsurers.

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

Amortization of deferred acquisition costs for the years ended December 31, 2006, 2005 and 2004 was $40,405,621, $34,505,776 and $39,105,988, respectively, which is reported as a component of underwriting, acquisition and insurance related expenses.

Insurance Liabilities/Reserves for Losses and Loss Adjustment Expenses — The provision for unpaid losses and loss adjustment expenses includes individual case estimates, principally on the basis of reports received from claim adjusters engaged by the Company for losses reported prior to the close of the year and estimates with respect to incurred but not reported (IBNR) losses and loss adjustment expenses, net of anticipated salvage and subrogation. The method of making such estimates and for establishing the resulting reserves is continually reviewed and updated, and adjustments resulting there from are reflected in current operations. The estimates are determined by management and are based upon industry data relating to loss and loss adjustment expense ratios as well as the Company’s historical data. The unpaid losses and unpaid loss adjustment expenses presented in these financial statements have not been discounted

This liability is subject to the impact of changes in claim severity, frequency and other factors which may be outside of the Company’s control. Despite the variability inherent in such estimates, management believes that the liability for unpaid losses and loss adjustment expenses is adequate and represents its best estimate of the ultimate cost of investigating, defending and settling claims. However, the Company’s actual future experience may not conform to the assumptions inherent in the determination of this liability. Accordingly, the ultimate settlement of these losses and the related loss adjustment expenses may vary significantly from the amounts included in the accompanying financial statements.

Recognition of Premium Revenues — Premiums written or assumed are earned on either the daily pro-rata basis or mid-month method over the estimated life of the policy or reinsurance contract. Unearned premiums are established and represent the portion of net premiums which is applicable to the unexpired terms of policies in force.

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

Accounting for Reinsurance — The Company accounts for reinsurance in conformity with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Duration Contracts. This standard requires the Company to report assets and liabilities relating to reinsured contracts gross of the effects of reinsurance. The standard also establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for such contracts.

The Company contracts with insurance companies, which assume portions of the risk undertaken. The Company remains the primary obligor to the extent any reinsurer is unable to meet its obligations under the existing reinsurance agreements. The reinsurance contracts are accounted for on a basis consistent with that used in the accounting of the direct policies issued by the Company.

Capitalization of Costs of Software for Internal Use — We have capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs are included in the accompanying consolidated balance sheets as a component of property and equipment — net. Capitalized costs, net of amortization, totaled $856,202 and $810,858 as of December 31, 2006 and 2005, respectively.

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

The Company recognizes taxes payable or refundable for the current year, and deferred taxes for the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are expected to reverse.

Stock Options — In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that began after June 15, 2005. The Company adopted the provisions of SFAS 123R effective January 1, 2006 at which time the pro forma disclosures previously permitted under SFAS 123 were no longer an alternative to financial statement recognition. Under SFAS 123R, the Company was required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. For further details, please refer to Note 9 — Share-Based Compensation.

Adoption of New Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which provides guidance on accounting for a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance in FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The adoption will be accounted

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for as a change in accounting principle as of January 1, 2007. The Company has determined that the adoption will not have a material impact on the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that began after June 15, 2005. The Company adopted the provisions of SFAS 123R effective January 1, 2006 at which time the pro forma disclosures previously permitted under SFAS 123 were no longer an alternative to financial statement recognition. Under SFAS 123R, the Company was required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. For further details, please refer to Note 9 Share-Based Compensation.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and how to measure such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 supersedes Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications of Certain Investments” (“EITF 03-1”) and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value (“Topic D-44”) and nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and management has determined that the effect of adopting FSP 115-1 did not have a material impact on the Company’s consolidated financial statements. The Company has complied with the disclosure requirements of EITF-03-1, which were effective December 31, 2003 and remain in effect.

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

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts other than those specifically described in FASB 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The guidance in SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company has determined that the adoption will not have a material impact on the Company’s consolidated financial statements.

Retirement Plans — The Company has a contributory savings plan for salaried employees meeting certain service requirements, which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Retirement plan

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense for the years ended December 31, 2006, 2005 and 2004 amounted to $353,740, $255,440 and $235,285, respectively.

Guaranty Fund Assessments — As more fully described in Note 10, New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property-Liability Insurance Guaranty Association (which we refer to as NJPLIGA). Proformance accounts for its participation in the NJPLIGA in accordance with Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance Related Assessments (SOP 97-3). In this regard, Proformance records a liability when writing the premiums, as direct written premiums are the basis for the state assessment and are considered the obligating event that establishes the liability. The percentage of written premium recorded as a liability is equal to the surcharge percentage mandated by the state to be charged to each policyholder. This surcharge percentage is likewise determined based on the relationship between the Company’s direct written premium to that of the industry as a whole as determined by the state. As such, Proformance also records a corresponding receivable from policyholders in recognition of the fact that New Jersey law allows for Proformance to fully recoup amounts assessed through policyholder surcharges. There is no income statement impact because as SOP 97-3 outlines, policyholder surcharges that are required as a pass through to the state regulatory body should be accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.

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

The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company’s participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as underwriting, acquisition and insurance related expenses.

2.	Investments

On January 1, 2006, the Company transferred certain fixed income securities previously classified as available-for-sale to held-to-maturity. The Company had previously classified these investments as available-for-sale in accordance with paragraph 6 of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) which states that, “At acquisition, an enterprise shall classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale and trading. At each reporting date, the appropriateness of the classification shall be reassessed.” Management has determined that as of January 1, 2006, the securities should be transferred to the held-to-maturity category as the Company has the positive intent and ability to hold these securities to maturity.

As outlined in paragraph 15 of SFAS 115, the transfer of securities between categories of investments shall be reported at fair value. At the date of transfer, the unrealized holding gain or loss, for a debt security transferred into the held-to-maturity category from the available-for-sale category, shall continue to be reported in a separate component of stockholders’ equity, but shall be amortized over the remaining life of the individual securities.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2006, the Company reduced the cost basis of the transferred securities to the fair value as of that date. The Company recorded, as a component of accumulated other comprehensive loss on the balance sheet, an unrealized loss on the transfer of securities to held-to-maturity from available-for-sale in the amount of $750,917. On January 1, 2006, the Company began to amortize over the life of the investments as an adjustment of yield, in a manner consistent with the amortization of any premium or discount on the statement of income and accumulated other comprehensive loss on the balance sheet, amortization of the unrealized loss. For the year ended December 31, 2006, the Company amortized $90,524 of the unrealized loss.

The amortized cost and estimated fair value of the held-to-maturity investment portfolio, classified by category, as of December 31, 2006 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Fixed maturities:
U.S. Government, government agencies and authorities	$6,787,542	—	$(253,084)	$6,534,458
State, local government and agencies	2,846,423	—	(57,768)	2,788,655
Industrial and miscellaneous	32,533,860	5,979	(462,248)	32,077,591

Total Investments — Held-to-Maturity	$42,167,825	5,979	$(773,100)	$41,400,704

The amortized cost and estimated fair value of the available-for-sale investment portfolio, classified by category, as of December 31, 2006 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Fixed maturities:
U.S. Government, government agencies and authorities	$191,929,393	$42,805	$(1,859,870)	$190,112,328
State, local government and agencies	71,460,810	186,607	(291,578)	71,355,839
Industrial and miscellaneous	8,994,746	979	(156,865)	8,838,860
Mortgage-backed securities	3,425,451	6,435	(15,148)	3,416,738

Total fixed maturities	275,810,400	236,826	(2,323,461)	273,723,765
Other Investments:
Short-term investments	453,000	—	—	453,000
Equity securities	2,287,743	250,710	(111,057)	2,427,396

Total Investments — Available-for-Sale	$278,551,143	$487,536	$(2,434,518)	$276,604,161

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of the investment portfolio, classified by category, as of December 31, 2005 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Fixed maturities:
U.S. Government, government agencies and authorities	$170,627,486	$21,928	$(1,756,164)	$168,893,250
State, local government and agencies	69,462,854	283,797	(456,673)	69,289,978
Industrial and miscellaneous	39,691,216	124,113	(834,448)	38,980,881
Mortgage-backed securities	1,228,665	5,157	(14,430)	1,219,392

Total fixed maturities	281,010,221	434,995	(3,061,715)	278,383,501
Other Investments:
Short-term investments	8,800,000	—	—	8,800,000
Equity securities	12,636,230	525,887	(325,820)	12,836,297

Total Investments	$302,446,451	$960,882	$(3,387,535)	$300,019,798

There are six held-to-maturity fixed maturity securities, having an unrealized loss of $83,064 a fair value of $5,222,292 and an amortized cost of $5,305,356 as of December 31, 2006, which have been in a continuous unrealized loss position for less than six months.

There are nine held-to-maturity fixed maturity securities, having an unrealized loss of $144,081 a fair value of $8,575,810 and an amortized cost of $8,719,891 as of December 31, 2006, which have been in a continuous unrealized loss position between six and twelve months.

There are twenty held-to-maturity fixed maturity securities, having an unrealized loss of $545,955 a fair value of $25,984,312 and an amortized cost of $26,530,267 as of December 31, 2006, which have been in a continuous unrealized loss position for greater than twelve months.

There are one hundred and one available-for-sale fixed maturity securities, having an unrealized loss of $172,587 a fair value of $46,987,365 and an amortized cost of $47,159,952 as of December 31, 2006, which have been in a continuous unrealized loss position for less than six months.

There are thirty-one available-for-sale fixed maturity securities, having an unrealized loss of $28,024 a fair value of $11,914,221 and an amortized cost of $11,942,245 as of December 31, 2006 which have been in a continuous unrealized loss position between six and twelve months.

There are three hundred and six available-for-sale fixed maturity securities, having an unrealized loss of $2,122,850 a fair value of $172,129,047 and an amortized cost of $174,251,897 as of December 31, 2006, which have been in a continuous unrealized loss position for greater than twelve months.

There are no equity securities, as of December 31, 2006, which have been in a continuous unrealized loss position for less than six months.

There are no equity securities, as of December 31, 2006, which have been in a continuous unrealized loss position between six and twelve months.

There are four equity and preferred securities, having an unrealized loss of $111,057 a fair value of $877,488 and an amortized cost of $988,545 as of December 31, 2006, which have been in a continuous unrealized loss position for greater than twelve months.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were two equity securities having an unrealized loss of $99,000 a fair value of $1,901,000 and an amortized cost of $2,000,000 as of December 31, 2005 which had been in a continuous unrealized loss position for less than six months.

There were three equity securities having an unrealized loss of $156,490 a fair value of $1,001,740 and an amortized cost of $1,158,230 as of December 31, 2005 which had been in a continuous unrealized loss position between six and twelve months.

There was one equity and one preferred security having an unrealized loss of $70,330 a fair value of $816,865 and an amortized cost of $887,195 as of December 31, 2005 which had been in a continuous unrealized loss position for greater than twelve months.

There were two hundred and sixty nine fixed income securities having an unrealized loss of $1,503,167 a fair value of $163,415,704 and an amortized cost of $164,918,871 as of December 31, 2005 which had been in a continuous unrealized loss position for less than six months.

There were forty-four fixed income securities having an unrealized loss of $270,788 a fair value of $21,057,398 and an amortized cost of $21,328,186 as of December 31, 2005 which had been in a continuous unrealized loss position between six and twelve months.

There were ninety six fixed income securities having an unrealized loss of $1,287,760 a fair value of $50,811,392 and an amortized cost of $52,099,152 as of December 31, 2005 which had been in a continuous unrealized loss position for greater than twelve months.

There were no securities that were considered to be other-than-temporarily impaired as of December 31, 2006 and 2005. The Company had one security with a fair value of $1,230,740 and an actual cost of $1,491,255 which was considered other-than-temporarily impaired as of December 31, 2004. The Company recorded a realized loss related to the security in the amount of $260,515 as of December 31, 2004.

The amortized cost and fair values of held-to-maturity securities at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	—	—
Due in one year through five years	—	—
Due in five years through ten years	$29,505,299	$29,148,552
Due in ten through twenty years	12,435,357	12,031,905
Due in over twenty years	227,169	220,247

Total	$42,167,825	$41,400,704

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair values of available-for-sale securities at December 31, 2006 by contractual maturity are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$13,190,493	$13,149,339
Due in one year through five years	55,243,314	54,856,085
Due in five years through ten years	151,291,010	149,941,595
Due in ten through twenty years	52,660,132	52,360,008
Mortgage-backed securities	3,425,451	3,416,738

Total	$275,810,400	$273,723,765

For the years ended December 31, 2006 and 2005, the Company held no investments that were below investment grade or not rated by an independent rating agency.

The Company has placed securities on deposit having a fair value of $200,000 at December 31, 2006 and 2005, respectively, in order to comply with New Jersey insurance regulatory requirements.

Proceeds from sales of fixed maturity and equity securities and gross realized gains and losses on sales as well as other-than-temporary impairment charges for the years ended December 31, 2006, 2005 and 2004 are shown below:

	For the Years Ended December 31,
	2006	2005	2004

Proceeds	$67,574,328	$115,302,759	$154,060,505
Gross realized gains	1,091,487	991,807	2,605,208
Gross realized losses	(112,480)	(581,172)	(673,950)

The components of net investment income earned were as follows:

	For the Years Ended December 31,
	2006	2005	2004

Investment income:
Interest income	$15,902,694	$11,807,190	$6,651,242
Dividend income	275,190	744,592	539,105

Investment income	16,177,884	12,551,782	7,190,347
Investment expenses	(95,989)	(148,547)	(129,187)

Net investment income	$16,081,895	$12,403,235	$7,061,160

3.	Replacement Carrier Transactions

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

With respect to our replacement carrier transaction for the 2004 year with Ohio Casualty Insurance Company (OCIC) and Ohio Casualty of New Jersey (OCNJ), on February 22, 2005 Proformance notified OCNJ that OCNJ owed Proformance $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ had until May 15, 2005 to make payment to us. Subsequent to the notification provided to OCIC and OCNJ, we had several discussions with OCIC relating to certain components to the underlying calculation which supports the amount owed to Proformance for the 2004 year. As part of these discussions, OCIC had requested additional supporting documentation and raised issues with respect to approximately $2,000,000 of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of New Jersey Automobile Insurance Risk Exchange (NJAIRE) assessments, or a total of $3,412,000, allocated to OCNJ. We recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 as outlined above) as replacement carrier revenue from related parties in our consolidated statement of income for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because it was management’s best estimate of the amount for which we believed collectability was reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management’s estimates and judgment and thus more susceptible to challenge by OCIC. We also noted our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed Proformance approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and our experience from 2003, management’s best estimate of the amount for 2004 for which we believed collectability from OCIC was reasonably assured was $4,350,000. On June 27, 2005, we received $3,654,000 from OCIC in settlement of the amounts due to Proformance, which differs from the $4,350,000 we had recorded as a receivable due from OCIC as outlined above. The difference of $696,000 between the receivable we had recorded ($4,350,000) due from OCIC and the actual settlement payment received from OCIC ($3,654,000) came as a result of a dispute between the Company and OCIC regarding $292,000 of NJAIRE assessments and approximately $404,000 of commission expenses included in the underlying calculation which supported the amounts due to Proformance for the 2004 year, the final year of our three year agreement with OCIC. The $696,000 has been recorded as a bad debt expense in the Company’s consolidated statement of income for the year ended December 31, 2005.

For the years ended December 31, 2006, 2005 and 2004, the Company recognized additional consideration of $0, $0 and $4,350,000, respectively, as replacement carrier revenue in accordance with the terms of the contract.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, 2005 and 2004, amounts due from OCNJ relating to the transaction amounted to $0, $0 and $4,350,000, respectively. Deferred revenue relating to the contract was $0 as of each of December 31, 2006, 2005 and 2004.

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

In addition, as part of the agreement, there was also a provisional amount due to the Company pursuant to which Sentry would pay to the Company up to $1,250,000 of additional consideration as necessary to reduce the premium-to-surplus ratio to 2.5 to 1 on the renewal business for a three year period based on calculations preformed at each calendar year-end. As the additional consideration was dependent on factors that did not exist or were not measurable at the inception of the agreement they were considered contingent and the additional consideration was recognized as actual results reflected a premium-to-surplus ratio of greater than 2.5 to 1. For the years ended December 31, 2004 and 2003, the Company recognized additional consideration of $1,250,000 and $0, respectively, as replacement carrier revenue in accordance with the terms of the contract. At December 31, 2004 the amount due from Sentry relating to the transaction was $1,250,000. On February 22, 2005 Proformance notified Sentry that Sentry owed Proformance $1,250,000 for the 2004 year in connection with the requirements that a premium-to-surplus ratio of 2.5 to 1 be maintained on the Sentry Renewal business, as discussed more fully in “Business — Recent Transactions — Sentry Insurance Replacement Carrier Transaction.” On May 16, 2005, we received $1,250,000 from Sentry in settlement of the amounts owed to us. The Company recognized $0, $0 and $4,088,889 in replacement carrier revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Deferred revenue relating to the contract was $0 at December 31, 2006, 2005 and 2004.

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

Upon the Closing, Proformance was required to pay to The Hartford a one-time fee of $150,000. In addition, a one-time payment equal to 5% of the written premium of the retained business will be paid to The Hartford within 45 days of the end of the twelve-month non-renewal period. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been or will be recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the year ended December 31, 2006, the Company has amortized $125,000 of the one-time fee paid to The Hartford. For the year ended December 31, 2006, the Company has amortized $139,885 of the payment due The Hartford based on 5% of the direct written premium.

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

Upon the Closing on February 21, 2006, Proformance paid Hanover a one-time fee of $450,000 in connection with this transaction. In addition, within 30 days of the closing, $100,000 was due to Hanover to reimburse Hanover for its expenses associated with this transaction. In addition, the Company will make two annual payments equal to 5% of the written premium of the retained business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been or will be recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the year ended December 31, 2006, the Company has amortized $229,167 of the one-time fee and other expenses paid to Hanover. For the year ended December 31, 2006, the Company has amortized $143,215 of the payment due Hanover based on 5% of the direct written premium.

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

For the years ended December 31, 2006, 2005 and 2004, the Company reinsured its business through various excess of loss reinsurance agreements and catastrophe reinsurance agreements. The various excess of loss agreements provide protection for losses and loss adjustment expenses in excess of $500,000 per occurrence for the years ended December 31, 2006 and 2005, respectively, and $250,000 per occurrence for the year ended December 31, 2004.

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

A summary of reinsurance transactions is as follows:

	2006		2005		2004
	Written	Earned	Written	Earned	Written	Earned

Direct	$171,069,389	$166,785,769	$198,048,757	$180,378,535	$207,320,350	$195,070,774
Assumed	1,171,615	1,478,232	1,913,775	2,208,920	3,375,295	3,266,956

Gross	172,241,004	168,264,001	199,962,532	182,587,455	210,695,645	198,337,730
Ceded	(11,115,747)	(10,910,201)	(10,328,654)	(9,805,391)	(17,503,411)	(18,671,009)

Net	$161,125,257	$157,353,800	$189,633,878	$172,782,064	$193,192,234	$179,666,721

Reinsurance assumed relates to mandated premiums from the New Jersey Commercial Automobile Insurance Plan, (“CAIP”) and the New Jersey Fair Access to Insurance Requirements Plan (“FAIR”).

The Company reported reinsurance recoverables on paid losses and loss adjustment expenses of approximately $6,367,000, $11,169,000 and $9,740,000 at December 31, 2006, 2005 and 2004, respectively, which is recorded as a component of reinsurance recoverables and receivables.

The Company also reported reinsurance recoverables on unpaid losses and loss adjustment expenses of approximately $17,866,000, $28,069,000 and $24,936,000 at December 31, 2006, 2005 and 2004, respectively, which is recorded as a component of reinsurance recoverables and receivables.

The Company also reported prepaid reinsurance amounts of approximately $1,195,000, $990,000 and $467,000 at December 31, 2006, 2005 and 2004, respectively, which is recorded as a component of reinsurance recoverables and receivables.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also reported reinsurance payable of approximately $1,485,000, $828,000 and $(4,621,000) at December 31, 2006, 2005 and 2004, respectively, which is recorded as a component of reinsurance recoverables and receivables.

Incurred losses and loss adjustment expenses ceded to reinsurers totaled $(2,927,000), $13,239,000 and $14,549,000 at December 31, 2006, 2005 and 2004, respectively.

Reinsurance recoverables on ceded paid and unpaid losses, loss adjustment expenses and ceded unearned premiums and reinsurance receivable from individual reinsurers in excess of 3 percent of the Company’s equity were as follows (in thousands):

	For the Years Ended
	December 31,
	2006	2005	2004

Scor Reinsurance Company	$7,673	$10,022	$9,595
QBE Reinsurance Company	5,663	—	—
Odyssey America Reinsurance	4,115	4,022	3,989
Folksamerica Reinsurance Company	2,430	—	—
American Reinsurance Company	1,170	—	—
Wellington Syndicate	1,115	5,756	7,886
PMA Capital Insurance Company	640	—	—

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

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Unpaid Losses and Loss Adjustment Expenses

The changes in unpaid losses and loss adjustment expenses are summarized as follows (000’s omitted):

	Years Ended December 31,
	2006	2005	2004

Balance as of beginning of year	$219,361	$184,283	$134,201
Less reinsurance recoverable on unpaid losses	(28,069)	(24,936)	(21,329)

Net balance as of beginning of year	191,292	159,347	112,872

Incurred related to:
Current period	103,801	122,728	135,659
Prior period	23	10,066	(672)

Total incurred	103,824	132,794	134,987

Paid related to:
Current period	38,009	42,301	44,899
Prior period	83,587	58,548	43,613

Total paid	121,596	100,849	88,512

Net balance as of December 31,	173,520	191,292	159,347
Plus reinsurance recoverable on unpaid losses	17,866	28,069	24,936

Balance as of December 31,	$191,386	$219,361	$184,283

For the year ended December 31, 2006, we decreased reserves by $28.0 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to a decline in earned premium, a reduction in claim frequency in private passenger automobile coverage and significant growth in commercial lines business which, in 2006, have exhibited lower loss ratios. For the year ended December 31, 2006, prior year reserves increased by $0.02 million. The actuarial estimates as of December 31, 2005 have shown to be adequate overall. This increase is due to favorable development in bodily injury and no-fault coverages offset by a reduction in ceded loss estimates for prior years.

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

The table balance represents the loss activity related to environmental exposures for the periods ended December 31, 2006, 2005 and 2004 (000’s omitted):

	2006	2005	2004

Environmental, gross of reinsurance
Beginning Reserves — including case, bulk and IBNR, and LAE	$1,897	$892	$743
Losses and LAE incurred	1,629	1,734	374
Calendar year payments for losses and LAE	910	729	225

Ending reserves — including case, bulk and IBNR, and LAE	$2,616	$1,897	$892

Environmental, net of reinsurance
Beginning Reserves — including case, bulk and IBNR, and LAE	$1,552	$634	$454
Losses and LAE incurred	1,405	1,599	340
Calendar year payments for losses and LAE	891	681	160

Ending reserves — including case, bulk and IBNR, and LAE	$2,066	$1,552	$634

6.	Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.

The components of the provision for income taxes on income for the years ended December 31, 2006, 2005 and 2004 are as follows:

	For the Years Ended December 31,
	2006	2005	2004

Taxes on income before income taxes:
Current taxes	$8,120,442	$1,865,715	$4,953,669
Deferred taxes	(1,013,603)	(7,829)	3,932,128

Total	$7,106,839	$1,857,886	$8,885,797

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets and deferred tax liabilities are as follows as of December 31, 2006 and 2005:

	December 31,
	2006	2005

Deferred tax assets:
20% unearned premium adjustment	$5,902,895	$5,477,775
Loss reserve discount	4,482,136	5,079,447
Depreciation	27,386	53,653
Bad debt reserve	186,847	31,146
Unrealized losses on investments	912,582	825,062
Share based compensation	855,523	469,535
Organizational costs	5,084	—

Deferred tax assets	12,372,453	11,936,618
Deferred tax liabilities:
Deferred acquisition costs	6,510,486	5,825,411
Intangible asset	288,233	—
Accrual of bond discount	79,987	47,942
Deferred revenues — special surplus funds	15,130,758	16,852,832
Prepaid expenses	301,211	227,250
Due & accrued dividends	2,589	17,109
Depreciation	25,841	34,698

Deferred tax liabilities	22,339,105	23,005,242

Net deferred tax liability	$(9,966,652)	$(11,068,624)

The Company reported, as a component of income taxes recoverable on the balance sheet, Federal and State Income Taxes recoverable of approximately $0 and $0 and $861,000 and $291,000 at December 31, 2006 and 2005, respectively.

The Company also reported, as a component of income taxes payable on the balance sheet, Federal and State Income Taxes payable (recoverable) of approximately $3,124,000 and ($98,000) and $0 and $0 at December 31, 2006 and 2005, respectively.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax rate reconciliation for the years ended December 31, 2006, 2005 and 2004 is as follows (000’s omitted):

	For the Years Ended December 31,
	2006		2005		2004

Income before income taxes	$21,489		$8,294		$26,334
Income tax statutory rate	7,521	35.00%	2,820	34.00%	8,954	34.00%
Prior year return to provision	(247)	(1.15)%	(478)	(5.76)%	—	0.00%
Tax exempt interest	(804)	(3.74)%	(693)	(8.36)%	(596)	(2.26)%
DRD	(84)	(0.39)%	(34)	(0.41)%	(33)	(0.13)%
Proration	133	0.62%	109	1.31%	94	0.36%
Life insurance expense	42	0.20%	27	0.33%	27	0.10%
State taxes	132	0.61%	60	0.72%	434	1.65%
Other	414	1.93%	47	0.57%	6	0.02%

Total income tax expense	$7,107	33.07%	$1,858	22.40%	$8,886	33.74%

7.	Property and Equipment

A summary of property and equipment is as follows:

	As of December 31,
	2006	2005

Automobiles	$591,675	$542,406
Computer Software	1,937,541	1,808,507
Furniture & fixtures	634,374	628,116
Leasehold improvements	143,966	143,966
Electronic data equipment	1,549,454	1,395,007

	4,857,010	4,518,002
Less: accumulated depreciation	2,868,559	2,455,530

Net property and equipment	$1,988,451	$2,062,472

Depreciation and amortization expense amounted to $413,029, $492,657 and $427,922 for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006 and 2005, the Company recorded an impairment charge of $0 and $734,000, respectively, related to the development of internal use software.

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

On July 5, 2006, the Board of Directors of the Company authorized the repurchase of a maximum of 1,000,000 shares and a minimum of 200,000 shares of capital stock of the corporation within the next twelve months. As of December 31, 2006, the Company had repurchased 166,249 shares with an average price of $10.36. As of December 31, 2006, the Company is authorized to repurchase an additional 833,751 shares and required to repurchase an additional 33,751 shares.

For the years ended December 31, 2006 and 2005, 86,000 and 275,200 options, respectively, were exercised and converted to the Company’s common stock. The Company received additional consideration of approximately $115,000 and $470,000, respectively, from the execution of the options.

9.	Share-Based Compensation

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

The following table presents the Company’s pro forma net income for the years ended December 31, 2005 and 2004, assuming the Company had used the fair value method (SFAS No. 123) to recognize compensation expense with respect to its options:

	For the Years Ended December 31,
	2005	2004

Net income — as reported	$6,435,950	$17,448,050
Plus: Compensation expense recorded against income	3,050,057	480,773
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,136,602)	(492,596)

Pro forma net income	$6,349,405	$17,436,227

Net income per weighted average shareholding
Basic — as reported	$0.70	$3.53
Basic — proforma	$0.69	$3.53
Diluted — as reported	$0.68	$3.11
Diluted — proforma	$0.67	$3.11

The adoption of SFAS 123R’s fair value method has not resulted in additional share-based expense (a component of other operating and general expenses) in relation to stock options for the year ended December 31,

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 as all outstanding options were fully vested as of January 1, 2006. Therefore, for the year ended December 31, 2006, the adoption of SFAS 123R in relation to stock options has not affected net income or earnings per share.

The above pro forma information has been determined as if the Company had accounted for its employees’ stock options under the fair value method. The fair value of stock options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	2005	2004

Volatility factor	31.1%	0.0%
Risk-free interest yield	4.0%	4.0%
Dividend yield	0.0%	0.0%
Average life	3 years	3 years

The following table summarizes information with respect to stock options outstanding as of December 31, 2006:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance Outstanding at January 1, 2004	672,950	$2.06
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance Outstanding at December 31, 2004	672,950	2.06

Granted	275,200	1.71
Exercised	(275,200)	(1.71)
Forfeited	(275,200)	(1.71)

Balance Outstanding at December 31, 2005	397,750	2.31

Granted	—	—
Exercised	(86,000)	(1.34)
Forfeited	—	—

Balance Outstanding at December 31, 2006	311,750	$2.58

Options Available for Grant	1,000,000

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

On March 15, 2005, the board of directors of the Company discussed extending the exercise period of stock options to purchase 73,100 shares of the Company’s common stock granted under its Non-statutory Stock Option Plan (the “Plan”) on June 15, 1995 to three individuals, two of whom are currently executive officers and one of whom is currently a director of the Company. These stock options were scheduled to expire on June 14, 2005, ten years after the date of issuance. The board of directors discussed extending the expiration date of these stock options

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from June 14, 2005 until December 31, 2005, with the effective date of the extension being June 14, 2005. This proposal to extend the exercise period for such stock options was approved by the board of directors at its meeting held on June 13, 2005, subject to shareholder approval. The extension of these options was presented to the Company’s shareholders for shareholder approval at the Company’s annual shareholder meeting which was held on September 19, 2005.

F.P. “Skip” Campion, the Company’s former Vice Chairman and the former President of Proformance, passed away on January 25, 2005. Under the terms of the Plan and the applicable stock option agreements, if an optionee dies without having fully exercised any outstanding stock options, the right to exercise such stock options expires ninety days following the optionee’s death. Accordingly, the expiration date of Mr. Campion’s stock options (none of which had previously been exercised) was accelerated to April 25, 2005. Since the estate of Mr. Campion did not exercise these stock options on or prior to April 25, 2005, the stock options were forfeited. On June 13, 2005, the board of directors of the Company approved, subject to shareholder approval, a grant of new nonqualified stock options to the estate of Mr. Campion, to preserve the value of Mr. Campion’s stock options that expired on April 25, 2005. The new stock options are subject to the same terms and conditions as the forfeited stock options, including the exercise price and number of shares subject to each option, except that the new stock options would expire on December 31, 2005. As of December 31, 2005, all of the Company’s options were fully vested and the Company did not award any options during the year ended December 31, 2006.

Approval of the extension of the options granted during 1995 and the grant of new stock options to the estate of Mr. Campion was received at the Company’s Annual Meeting of Shareholders on September 19, 2005. The fair value of the Company’s stock on September 19, 2005 was $11.47; therefore, the Company recognized $749,802 as compensation expense related to the extension of options in its consolidated statement of income for the year ended December 31, 2005. The Company also recognized $1,937,198 as compensation expense related to the grant of new options, with a grant price less than a market value, in the money in its consolidated statement of income for the year ended December 31, 2005. These amounts are reported as a component of underwriting, acquisition and insurance related expenses in the consolidated statement of income.

The following table summarizes information with respect to stock options outstanding as of December 31, 2006:

Options Outstanding					Options Exercisable
		Weighted	Weighted			Weighted
	Number	Average	Average	Intrinsic	Number of	Average	Intrinsic
Range of	of Stock	Contractual	Exercise	Value of	Stock	Exercise	Value of
Exercise Prices	Options	Life	Price	Options	Options	Price	Options
		(In yrs)

$0.60	43,000	5.44	$0.60	$11.06	43,000	$0.60	$11.06
.98-1.29	47,300	4.54	0.98	10.68	47,300	0.98	10.68
2.50-2.89	178,450	1.26	2.63	9.03	178,450	2.63	9.03
6.14	43,000	6.28	6.14	5.52	43,000	6.14	5.52

	311,750	3.28	$2.58	$9.08	311,750	$2.58	$9.08

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to stock options outstanding as of December 31, 2005:

Options Outstanding					Options Exercisable
		Weighted	Weighted			Weighted
	Number	Average	Average	Intrinsic	Number of	Average	Intrinsic
Range of	of Stock	Contractual	Exercise	Value of	Stock	Exercise	Value of
Exercise Prices	Options	Life	Price	Options	Options	Price	Options
		(in yrs)

$0.60	47,300	6.44	$0.60	$10.35	47,300	$0.60	$10.35
.98-1.29	124,700	2.55	1.16	9.79	124,700	1.16	9.79
2.50-2.89	182,750	2.29	2.63	8.32	182,750	2.63	8.32
6.14	43,000	7.28	6.14	4.81	43,000	6.14	4.81

	397,750	3.40	$2.31	$8.64	397,750	$2.31	$8.64

The number of exercisable stock options outstanding at December 31, 2006, 2005 and 2004 were 311,750, 397,750 and 629,950, respectively. The weighted average exercise price of exercisable stock options outstanding at December 31, 2006, 2005 and 2004 was $2.58, $2.31 and $1.79, respectively.

Compensation expense recorded in connection with the options extended during 2005 was $0 and $749,802 for the years ended December 31, 2006 and 2005, respectively. The unamortized deferred compensation in connection with these options was $0 as of December 31, 2006 and 2005.

Compensation expense recorded in connection with the options issued during 2005 was $0 and $1,937,198 for the years ended December 31, 2006 and 2005, respectively. The unamortized deferred compensation in connection with these options was $0 as of December 31, 2006 and 2005.

Compensation expense recorded in connection with the options issued during 2003 was $0, $245,340 and $245,340 for the years ended December 31, 2006, 2005 and 2004, respectively. The unamortized deferred compensation in connection with these options was $0, $61,335 and $306,675 as of December 31, 2006, 2005 and 2004, respectively.

Compensation expense recorded in connection with the options issued during 2002 was $0, $117,717 and $235,433 for the years ended December 31, 2006, 2005 and 2004, respectively. The unamortized deferred compensation in connection with these options was $0, $0 and $117,717 as of December 31, 2006, 2005 and 2004, respectively.

During the year ended December 31, 2006, 86,000 share options were exercised for the Company’s common stock. During the year ended December 31, 2006, the Company received additional consideration of approximately $115,154, respectively, from the exercise of the options.

On March 21, 2006, the Board of Directors of National Atlantic Holdings Corporation NAHC) approved the Compensation Committee’s recommendation to grant 343,000 stock appreciation rights (SARS) to the executive officers and other key employees under the Company’s 2004 Stock and Incentive Plan. The SARS were granted with a base price of $9.94 per share, which was the closing price of the Company’s common stock on the Nasdaq National Market on the date of grant and vest in six equal semi-annual installments over a period of three years, commencing on June 30, 2006.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information with respect to stock appreciation rights outstanding as of December 31, 2006:

		Weighted
	Number of	Average
	SARS	Grant Price

Balance Outstanding at January 1, 2006	—	—

Granted	343,000	$9.94
Exercised	—	—
Forfeited	(5,000)	9.94

Balance Outstanding at December 31, 2006	338,000	$9.94

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

The fair-value of stock-based compensation awards (SARS) of $3.87 was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

As of
December 31,
2006

Volatility factor	29.56%
Risk-free interest yield	4.72%
Dividend yield	0.00%
Average life	5.8 years

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

As a result of the adoption of SFAS 123R, the Company has reported, as a component of other liabilities on the consolidated balance sheet and other operating and general expenses on the consolidated statement of income, share-based compensation liability of approximately $1,066,239 at December 31, 2006. For the year ended December 31, 2006, this additional share-based compensation lowered pre-tax earnings by $1,066,239, lowered net income by $693,055, respectively, and lowered basic earnings per share by $0.06.

At December 31, 2006, the aggregate fair value of all outstanding SARS was approximately $1,744,283 with a weighted-average remaining contractual term of 9.22 years. The total compensation cost related to non-vested awards not yet recognized was approximately $678,044 with an expense recognition period of 2 years.

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

Operating Leases — The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for 2006, 2005 and 2004 was $958,279, $945,391 and $919,058, respectively.

The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for 2006, 2005 and 2004 was $212,400, $212,400 and $70,800, respectively.

Aggregate minimum rental commitments of the Company as of December 31, 2006 are as follows:

Year	Amount

2007	$867,599
2008	796,799
2009	545,999
2010	—
2011 and thereafter	—

Total	$2,210,397

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

New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property-Liability Insurance Guaranty Association (which we refer to as NJPLIGA). Members of NJPLIGA are assessed the amount NJPLIGA deems necessary to pay its obligations and its expenses in connection with handling covered claims. Assessments are made in the proportion that each member’s direct written property and casualty premiums for the prior calendar year compared to the corresponding direct written premiums for NJPLIGA members for the same period. NJPLIGA notifies the insurer of the surcharge to the policyholders, which is used to fund the assessment as a percentage of premiums on an annual basis. The Company collects these amounts on behalf of the NJPLIGA and there is no impact to earnings. Historically, requests for remittance of the assessments are levied 12-14 months after the end of a policy year. The Company remits the amount to NJPLIGA within 45 days of the assessment request.

For the years ended December 31, 2006, 2005 and 2004, Proformance was assessed $3,006,527, $4,886,128 and $2,370,085, respectively, as its portion of the losses due to insolvencies of certain insurers. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments. In the event that the required assessment is greater than the amount accrued for via surcharges, the

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has the ability to increase its surcharge percentage to re-coup that amount. A summary of the activity related to the change in our NJPLIGA recoverable is as follows:

	For the Year Ended December 31,
	2006	2005

Collected	$2,791,015	$2,976,872
Paid	3,006,527	4,886,128
Recoverable	2,211,761	1,996,248

The Board of Directors of the NJPLIGA reviewed the funding needs of the Unsatisfied Claim and Judgment Fund (UCJF) and NJPLIGA and authorized assessments for each entity in 2006, 2005 and 2004. The Board of Directors of NJPLIGA determined it was necessary to assess carriers for the UCJF uninsured motorist and pedestrian personal injury protection responsibilities with a 1.00% assessment of each carrier’s automobile liability net direct written premium. The UCJF, as of January 2004, is responsible for payment of pedestrian PIP claims previously paid directly by auto insurers. These assessments reflect the cost of those claims and will be adjusted accordingly going forward. For the years ended December 31, 2006, 2005 and 2004, Proformance was assessed $1,009,652, $1,226,964 and $604,443, respectively. The net assessment payable by the Company was $0 as of December 31, 2006, 2005 and 2004. This amount is reflected as reinsurance payable and ceded written premiums and is not recoverable by the Company.

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

As of December 31, 2006 we have entered into a LAD agreement pursuant to which the PAIP business assigned to us by the State of New Jersey is transferred to Clarendon National Insurance Company and Auto One Insurance Company (which assigned its rights and obligations under the LAD agreement to The Camden Fire Insurance Association, effective May 1, 2006) which write and service the business in exchange for an agreed upon fee.

For the years ended December 31, 2006, 2005 and 2004, the Company was assessed LAD fees of $81,496, $451,500 and $653,993, respectively, in connection with payments to Clarendon National Insurance Company under the LAD agreement. For the years ended December 31, 2006, 2005 and 2004, the Company was assessed an additional $10,713, $0 and $0, respectively, in connection with payments made to Clarendon National Insurance Company during the prior year. For the years ended December 31, 2006, 2005 and 2004, the Company was reimbursed $0, $81,804 and $0, respectively, in connection with payments made to Clarendon National Insurance Company during the prior year.

For the years ended December 31, 2006, 2005 and 2004, the Company was assessed LAD fees of $24,778, $144,521 and $171,063, respectively, in connection with payments to Auto One Insurance Company under the LAD agreement. For the years ended December 31, 2006, 2005 and 2004, the Company was assessed an additional

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$12,699, $0 and $0, respectively, in connection with payments made to Auto One Insurance Company during the prior year. For the years ended December 31, 2006, 2005 and 2004, the Company received reimbursements of $15,636, $26,141 and $0, respectively, in connection with payments made to Auto One Insurance Company. For the years ended December 31, 2006, 2005 and 2004, the Company would have been assigned $2,125,472, $12,643,014 and $11,025,958 of premium, respectively, by the State of New Jersey under PAIP, if not for the LAD agreements that were in place. These amounts served as the basis for the fees to be paid to the LAD carriers.

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

Proformance records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the years ended December 31, 2006, 2005 and 2004 the Company has been assigned $992,659, $1,968,016 and $2,492,048 of premiums, and $1,331,186, $1,562,587 and $1,283,971 of losses, respectively, by the State of New Jersey under the CAIP. On a quarterly basis, the State of New Jersey remits a member participation report and cash settlement report. The net result of premiums assigned less paid losses, losses and loss adjustment expenses and other expenses plus investment income results in a net cash settlement due to or from the participating member. The reserving related to these assignments is calculated by the State of New Jersey with corresponding entries recorded on the Company’s financial statements.

New Jersey Automobile Insurance Risk Exchange

The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company’s participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as underwriting, acquisition and insurance related expenses.

For the years ended December 31, 2006, 2005 and 2004, we have been assessed $1,490,148, $1,877,161 and $4,007,396, respectively, by NJAIRE. These assessments represent amounts to be paid to NJAIRE as it relates to the Company’s participation in its plan. For the years ended December 31, 2006, 2005 and 2004, the Company received additional assessments of prior periods in the amount of $362,499, $0 and $0, respectively. For the years ended December 31, 2006, 2005 and 2004, the Company received reimbursements of prior period assessments in the amount of $1,231,059, $1,642,563 and $782,878, respectively.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Comprehensive Income (Loss)

The tax effect of other comprehensive income is as follows:

	Before Tax	Tax	Net of Tax
For the Year Ended December 31, 2006	Amount	Effect	Amount

Net holding losses arising during the year	$(741)	$279	$(462)
Less: reclassification adjustment for net realized losses included in net income	469	(158)	311
Amortization of unrealized loss recorded on transfer of fixed income securities to held-to-maturity	91	(32)	59

Other comprehensive loss	$(181)	$89	$(92)

	Before Tax	Tax	Net of Tax
For the Year Ended December 31, 2005	Amount	Effect	Amount

Net holding losses arising during the year	$(2,736)	$930	$(1,806)
Less: reclassification adjustment for net realized losses included in net income	33	(11)	22

Other comprehensive loss	$(2,703)	$919	$(1,784)

	Before Tax	Tax	Net of Tax
For the Year Ended December 31, 2004	Amount	Effect	Amount

Net holding gains arising during the year	$683	$(232)	$451
Less: reclassification adjustment for net realized gains included in net income	(494)	168	(326)

Other comprehensive income	$189	$(64)	$125

12.	Statutory Surplus

Proformance, which is domiciled in New Jersey, prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the NJDOBI, the recognized authority for determining solvency under the New Jersey insurance law. The commissioner of the NJDOBI has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in New Jersey. Permitted statutory accounting practices that are not prescribed may differ from company to company within a state, and may change in the future.

GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis). Based on amounts included in the original filings of the annual statements for the respective years, statutory surplus was $128,031,273 and $104,727,005 at December 31, 2006 and 2005, respectively.

Proformance’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the NJDOBI. New Jersey has adopted the National Association of Insurance Commissioners’ statutory accounting practices as its statutory accounting practices, except that it has retained the prescribed practice of writing off goodwill immediately to statutory surplus in the year of acquisition. In addition, the commissioner of the NJDOBI has the right to permit other specific practices that may deviate from prescribed practices.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Dividends from Subsidiaries

The funding of the cash requirements of the Company is primarily provided by cash dividends received from its subsidiaries. Dividends paid by Proformance are restricted by regulatory requirements of the State of New Jersey. Generally, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory surplus (stockholders’ equity on a statutory basis) or 100 percent of net income (excluding realized capital gains) for the prior year. Dividends exceeding these limitations can be made subject to approval by the NJDOBI. In addition, dividends must be paid from unassigned funds which must not reflect a deficit. As of December 31, 2006, Proformance is permitted to pay dividends without the approval of the Commissioner as it has unassigned surplus of $3,420,432. As of December 31, 2005 and 2004, Proformance was not permitted to pay any dividends without the approval of the Commissioner as it had negative unassigned surplus of $(17,220,251) and $(24,471,562), respectively, as a result of historical underwriting losses. No dividends from Proformance were paid for the years ended December 31, 2006, 2005 and 2004. In addition, Bermuda legislation imposes limitations on the dividends Mayfair is permitted to pay, based on minimum capital and solvency requirements. In connection with these limitations, Mayfair did not pay any dividends for the year ended December 31, 2006. The non-insurance subsidiaries paid cash dividends to the Company of $903,541 and $2,500,000 in 2006 and 2005, respectively.

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

The carrying amount and estimated fair value of financial instruments are as follows:

	As of December 31,
	2006		2005		2004
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Fixed maturity — held-to-maturity	$42,167,825	$41,400,704	$—	$—	$—	$—
Fixed maturity — available-for-sale	273,723,765	273,723,765	281,010,221	278,383,501	210,635,988	210,830,067
Short-term investments	453,000	453,000	8,800,000	8,800,000	13,820,488	13,820,488
Equity securities	2,427,396	2,427,396	12,636,230	12,836,297	12,718,656	12,800,536
Cash and cash equivalents	26,288,127	26,288,127	39,836,498	39,836,498	15,541,685	15,541,685

15.	Net Earnings Per Share

Basic net income per share is computed based on the weighted average number of shares outstanding during the year. Diluted net income per share includes the dilutive effect of outstanding options, using the treasury stock method. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock at the average price for the period. The difference between the number of shares issued and the number of shares purchased represents the dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2006	2005	2004

Net Income applicable to common stockholders	$14,382,394	$6,435,950	$17,448,050
Weighted average common shares — basic	11,213,463	9,166,683	4,941,990
Effect of dilutive securities:
Options	236,623	315,885	672,950

Weighted average common shares — diluted	11,450,086	9,482,568	5,614,940

Basic Earnings Per Share	$1.28	$0.70	$3.53

Diluted Earnings per Share	$1.26	$0.68	$3.11

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

The Company has also made payments to insurance agencies affiliated with certain of the Company’s directors. For the years ended December 31, 2006, 2005 and 2004, Proformance paid to Liberty Insurance Associates, Inc. commissions of $135,405, $229,831 and $197,433, respectively. Mr. Harris, who was a member of our board of directors until June 13, 2005, when he resigned his position and was appointed President of Proformance, is Chief Executive Officer of Liberty Insurance Associates.

For the years ended December 31, 2006, 2005 and 2004, Proformance paid to Fleet Insurance Services commissions of $67,038 $105,723 and $104,521, respectively. Mr. Sharkey, a member of our board of directors, is Chairman of Fleet Insurance Services.

In connection with the Commercial and Personal Excess Liability Excess of Loss Reinsurance Contract between Proformance and OdysseyRe and the reinsurance agreement between OdysseyRe and Mayfair as outlined in Note 4, these transactions are eliminated for GAAP reporting purposes as part of the Company’s consolidated financial results.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except earnings per share data)

2006
Income Statement Data:
Total revenue	$43,191	$42,999	$44,425	$45,241
Income before income taxes	5,967	4,598	6,078	4,846
Net income	3,985	3,027	4,381	2,989
Per Share Data:
Net income — Basic	$0.36	$0.27	$0.39	$0.27
Net income — Diluted	$0.35	$0.26	$0.38	$0.26
2005
Income Statement Data:
Total revenue	$50,330	$45,218	$47,228	$44,565
Income before income taxes	6,461	2,315	(2,245)	1,763
Net income	4,373	1,565	(1,638)	2,136
Per Share Data:
Net income — Basic	$0.88	$0.16	$(0.15)	$0.19
Net income — Diluted	$0.78	$0.15	$(0.15)	$0.19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
National Atlantic Holdings Corporation
Freehold, New Jersey

We have audited the consolidated financial statements of National Atlantic Holdings Corporation and subsidiaries (the Company) as of December 31, 2006, and for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and have issued our reports thereon dated March 12, 2007; such reports are included elsewhere in the Form 10-K. Our audit included the 2006 consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein. The financial statement schedules for the years ended December 31, 2005 and 2004 were audited by other auditors. Those auditors expressed an opinion, in their report dated March 24, 2006, that such 2005 and 2004 consolidated financial statement schedules, when considered in relation to the 2005 and 2004 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
Harrisburg, Pennsylvania
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
National Atlantic Holdings Corporation and Subsidiaries
Freehold, NJ

We have audited the financial statements of National Atlantic Holdings Corporation and Subsidiaries (the “Company”) as of December 31, 2005 and for the years ended December 31, 2005 and 2004, and have issued our report thereon dated March 24, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the related financial statement schedules listed in Item 15 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 24, 2006

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

	As of December 31, 2006
	Cost/		Amount at
	Amortized		Which Shown on
Type of Investment	Cost	Fair Value	Balance Sheet

Fixed Maturities
U.S Government, government agencies and authorities	$6,787,542	$6,534,458	$6,787,542
State, local government and agencies	2,846,423	2,788,655	2,846,423
Industrial and miscellaneous	32,533,860	32,077,591	32,533,860

Total fixed maturities	42,167,825	41,400,704	42,167,825

Total Investments — Held-to-Maturity	$42,167,825	$41,400,704	$42,167,825

	As of December 31, 2006
	Cost/		Amount at
	Amortized		Which Shown on
Type of Investment	Cost	Fair Value	Balance Sheet

Fixed Maturities
U.S Government, government agencies and authorities	$191,929,393	$190,112,328	$190,112,328
State, local government and agencies	71,460,810	71,355,839	71,355,839
Industrial and miscellaneous	8,994,746	8,838,860	8,838,860
Mortgage-backed securities	3,425,451	3,416,738	3,416,738

Total fixed maturities	275,810,400	273,723,765	273,723,765

Equity Securities
Common and preferred stock	2,287,743	2,427,396	2,427,396

Total equity securities	2,287,743	2,427,396	2,427,396

Other Investments
Short-term investments	453,000	453,000	453,000

Total other investments	453,000	453,000	453,000

Total Investments — Available-for-Sale	$278,551,143	$276,604,161	$276,604,161

	As of December 31, 2005
	Cost/		Amount at
	Amortized		Which Shown on
Type of Investment	Cost	Fair Value	Balance Sheet

Fixed Maturities
U.S Government, government agencies and authorities	$170,627,486	$168,893,250	$168,893,250
State, local government and agencies	69,462,854	69,289,978	69,289,978
Industrial and miscellaneous	39,691,216	38,980,881	38,980,881
Mortgage-backed securities	1,228,665	1,219,392	1,219,392

Total fixed maturities	281,010,221	278,383,501	278,383,501

Equity Securities
Common and preferred stock	12,636,230	12,836,297	12,836,297

Total equity securities	12,636,230	12,836,297	12,836,297

Other investments
Short-term investments	8,800,000	8,800,000	8,800,000

Total other investments	8,800,000	8,800,000	8,800,000

Total Investments	$302,446,451	$300,019,798	$300,019,798

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS:
Cash and cash equivalents	$7,675	$21,137
Investment in subsidiaries	145,827	118,489
Accrued investment income	—	108
Deferred expenses	—	—
Deferred tax asset	843	469
Fixed assets, net of depreciation	5	6
Taxes recoverable	—	972
Intercompany receivable	574	—

Total assets	$154,924	$141,180

LIABILITIES AND CAPITAL:
Accounts payable	$1,051	$380
Taxes payable	2,984	—
Intercompany payable	—	2,590

Total liabilities	4,035	2,970

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value	97,570	97,458
Retained earnings	56,735	42,353
Accumulated other comprehensive (loss)	(1,694)	(1,602)
Common stock held in treasury	(1,723)	—

Total stockholders’ equity	150,888	138,209

Total liabilitites and stockholders’ equity	$154,924	$141,180

Note: Dividends payable from Proformance Insurance Company, a significant subsidiary, are restricted by the State of New Jersey Department of Banking and Insurance.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Income
Other Income	$677	$542	$4
Loss on disposition of fixed assets	—	—	(2)

Total Income	677	542	2

Cost and Expenses:
Salary Expense	1,458	302	1,038
Professional fees	926	789	87
Other expenses	2,103	3,833	745

Total expenses	4,487	4,925	1,871

Loss before federal income taxes and equity in net income of subsidiaries	(3,810)	(4,383)	(1,869)
Income tax (benefit)	(1,309)	(1,388)	(631)

Loss before equity in net income of subsidiaries	(2,501)	(2,995)	(1,238)

Equity in net income of subsidiaries	16,884	9,431	18,686

Net income	$14,382	$6,436	$17,448

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
		(In thousands)

Cash flows from operating activities:
Net earnings	$14,382	$6,436	$17,448
Undistributed net (income) of subsidiaries	(16,884)	(9,431)	(18,686)
Loss on sale of fixed asset	—	—	2
Amortization of share options	(3)	3,050	482
Changes in current assets and liabilities — net	1,198	(1,309)	(72)

Net cash (used in) provided by operating activities	(1,307)	(1,254)	(826)

Cash flows from investing activities:
Capital contributions to subsidiaries	(11,451)	(43,866)	(1,007)
Purchase of equipment	—	—	(6)
Dividends received	904	2,500	2,650

Net cash provided by (used in) investing activities	(10,547)	(41,366)	1,637

Cash flows from financing activities:
Sale of stock	115	62,668	—
Stock repurchase	(1,723)	—	—

Net cash provided by (used in ) financing activities	(1,608)	62,668	—

Net increase in cash	(13,462)	20,048	811
Cash, beginning of period	21,137	1,089	278

Cash, end of period	$7,675	$21,137	$1,089

NATIONAL ATLANTIC HOLDINGS CORPORATION AND
SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

		Reserves
		for Unpaid				Losses and	Amortization
	Deferred	Losses and				Losses and	of Deferred
	Policy	Loss			Net	Adjustment	Policy		Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Expenses	Acquisition	Other	Written
	Costs	Expense	Premiums	Premiums	Income	Incurred	Costs	Expenses	Premiums
					(In thousands)

at December 31, 2006
Property and Casualty	$18,601	$191,386	$85,523	$157,354	$16,082	$103,825	$40,409	$10,133	$161,125

Consolidated	$18,601	$191,386	$85,523	$157,354	$16,082	$103,825	$40,409	$10,133	$161,125

at December 31, 2005
Property and Casualty	$17,134	$219,361	$81,546	$172,782	$12,403	$132,794	$34,506	$11,747	$189,634

Consolidated	$17,134	$219,361	$81,546	$172,782	$12,403	$132,794	$34,506	$11,747	$189,634

at December 31, 2004
Property and Casualty	$10,872	$184,283	$64,170	$179,667	$7,061	$134,987	$39,586	$7,766	$193,192

Consolidated	$10,872	$184,283	$64,170	$179,667	$7,061	$134,987	$39,586	$7,766	$193,192

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(In thousands)

For the year ended ended December 31, 2006 Property and casualty insurance premiums	$166,786	$10,910	$1,478	$157,354	0.94%

Total Premiums	$166,786	$10,910	$1,478	$157,354	0.94%

For the year ended ended December 31, 2005 Property and casualty insurance premiums	$180,378	$9,805	$2,209	$172,782	1.28%

Total Premiums	$180,378	$9,805	$2,209	$172,782	1.28%

For the year ended ended December 31, 2004 Property and casualty insurance premiums	$195,071	$18,671	$3,267	$179,667	1.82%

Total Premiums	$195,071	$18,671	$3,267	$179,667	1.82%

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

As of December 31, 2006
(In thousands)

	Balance at	Charged to			Balance at
	Beginning of	Costs and	Charged to Other	Deductions —	End of
Description	Period	Expenses	Accounts — Describe	Describe	Period

Valuation Allowance for State Receivable	500	—	NY State Receivable	—	500
Allowance for Doubtful Accounts	34	—	Premiums Receivable	—	34
Valuation Allowance for Reinsurance	—	—	Reinsurance Recoverable	—	—
Valuation Allowance for Notes Receivable	227	—	Notes Receivable	227	—

	761	—		227	534

As of December 31, 2005
(In thousands)

	Balance at	Charged to			Balance at
	Beginning of	Costs and	Charged to Other	Deductions —	End of
Description	Period	Expenses	Accounts — Describe	Describe	Period

Valuation Allowance for State Receivable	500	—	NY State Receivable	—	500
Allowance for Doubtful Accounts	10	24	Premiums Receivable	—	34
Valuation Allowance for Reinsurance	312	—	Reinsurance Recoverable	312	—
Valuation Allowance for Notes Receivable	227	—	Notes Receivable	—	227

	1,049	24		312	761

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES

SCHEDULE VI

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY
AND CASUALTY INSURANCE OPERATIONS

	Losses and Loss		Paid Losses
	Adjustment Expenses		and Loss
	Incurred Related to:		Adjustment
	Current Year	Prior Years	Expenses
		(In thousands)

Years ended December 31,
2006	$103,801	$23	$121,596
2005	$122,728	$10,066	$100,849
2004	$135,659	$(672)	$88,512

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ATLANTIC HOLDINGS
CORPORATION

By:	/s/ James V. Gorman
Name: James V. Gorman

Title:	Chairman of the Board of Directors and Chief Executive Officer

Dated: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James V. Gorman James V. Gorman	Chairman of the Board of Directors and Chief Executive Officer (Principle Executive Officer)	March 14, 2007

/s/ Frank J. Prudente Frank J. Prudente	Executive Vice President , Treasurer and Chief Accounting Officer	March 14, 2007

/s/ Peter A. Cappello, Jr. Peter A. Cappello, Jr.	Director	March 14, 2007

/s/ Martin I. Krupnick, Psy. D Martin I. Krupnick, Psy. D	Director	March 14, 2007

/s/ Thomas M. Mulhare Thomas M. Mulhare	Director	March 14, 2007

/s/ Thomas J. Sharkey, Sr. Thomas J. Sharkey, Sr.	Director	March 14, 2007

/s/ Steven V. Stallone Steven V. Stallone	Director	March 14, 2007

/s/ Candace L. Straight Candace L. Straight	Director	March 14, 2007