Form 10-K/A
period 2006-12-31
NATIONAL ATLANTIC HOLDINGS CORP
filed 2007-03-30
CIK 946492

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2007 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

National Atlantic Holdings Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Amendment”) for the year ended December 31, 2006, which was originally filed on March 15, 2007 (the “Original Filing”), to amend and restate Exhibits 31.1 and 31.2, which were incomplete. Included in the revised 31.1 and 31.2 is info in paragraph 4b which states that the Registrant’s certifying officers have:

—	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Dated: March 30, 2007