Form 10-Q
period 2007-03-31
NATIONAL ATLANTIC HOLDINGS CORP
filed 2007-05-10
CIK 946492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2007, there were outstanding 11,115,609 Common Shares, no par value per share, of the Registrant.

Page
Number
PART I

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	40

PART II

Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Submission of Matters to a Vote of Security Holders	41
Item 5. Other Information	41
Item 6. Exhibits	41
EX-11.1: STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

EX-31.1: CERTIFICATION

EX-31.2: CERTIFICATION

EX-32.1: CERTIFICATION

EX-32.2: CERTIFICATION

EX-11.1: STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

EX-31.1: CERTIFICATION

EX-31.2: CERTIFICATION

EX-32.1: CERTIFICATION

EX-32.2: CERTIFICATION
EX-11.1: STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

ii

PART I
Item 1. Financial Statements.
NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Investments: (Note 2)
Fixed maturities held-to-maturity (fair value at March 31, 2007 and December 31, 2006 was $41,651 and $41,401, respectively)	$42,159	$42,168
Fixed maturities available-for-sale (amortized cost at March 31, 2007 and December 31, 2006 was $269,925 and $275,810, respectively)	268,606	273,724
Equity securities (cost at March 31, 2007 and December 31, 2006 was $1,002 and $2,288, respectively)	900	2,427
Short-term investments (cost at March 31, 2007 and December 31, 2006, was $453 and $453, respectively)	453	453

Total investments	312,118	318,772
Cash and cash equivalents	33,426	26,288
Accrued investment income	4,135	4,122
Premiums receivable — net	48,136	49,976
Reinsurance recoverables and receivables	24,548	26,914
Deferred acquisition costs	18,562	18,601
Property and equipment — net	2,161	1,988
Other assets	6,102	6,169

Total assets	$449,188	$452,830

Liabilities and Stockholders’ Equity:

Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)	$185,145	$191,386
Unearned premiums	84,254	85,523
Accounts payable and accrued expenses	2,204	2,420
Deferred income taxes	9,782	9,967
Income taxes payable	2,276	3,026
Other liabilities	10,898	9,620

Total liabilities	294,559	301,942

Commitments and Contingencies: (Note 7)	—	—

Stockholders’ equity:
Common Stock, no par value (50,000,000 shares authorized; 11,301,090 shares issued and 11,088,083 shares outstanding as of March 31, 2007, respectively; 11,288,190 shares issued and 11,121,941 shares outstanding as of December 31, 2006, respectively)	97,602	97,570
Retained earnings	60,691	56,735
Accumulated other comprehensive loss	(1,338)	(1,694)
Common stock held in treasury, at cost (213,007 shares and 166,249 shares held as of March 31, 2007 and December 31, 2006, respectively)	(2,326)	(1,723)

Total stockholders’ equity	154,629	150,888

Total liabilities and stockholders’ equity	$449,188	$452,830

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)

	For the three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenue:
Net premiums earned	$39,593	$38,846
Net investment income	4,268	3,789
Net realized investment gains	269	184
Other income	319	372

Total revenue	44,449	43,191

Costs and Expenses:
Loss and loss adjustment expenses incurred	25,522	25,146
Underwriting, acquisition and insurance related expenses	12,570	11,660
Other operating and general expenses	560	418

Total costs and expenses	38,652	37,224

Income before income taxes	5,797	5,967
Provision for income taxes	1,841	1,982

Net Income	$3,956	$3,985

Net income per share Common Stock — Basic	$0.36	$0.36
Net income per share Common Stock — Diluted	$0.35	$0.35
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Net Income	$3,956	$3,985

Other comprehensive income (loss) — net of tax:
Net holding gains (losses) arising during the period	492	(1,326)
Reclassification adjustment for realized (gains) losses included in net income	(151)	328
Amortization of unrealized loss recorded on transfer of fixed income securities to held-to-maturity	15	23

Total other comprehensive income (loss)	356	(975)

Comprehensive Income	$4,312	$3,010

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the periods ended March 31, 2007 and 2006
(in thousands, except share data)

				Accumulated
				Other			Total
	Common Stock		Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Earnings	(Loss)	Shares	Amount	Equity

Balance at December 31, 2005 (Unaudited)	11,202,190	$97,458	$42,353	$(1,602)	—		$138,209

Exercise of stock options	21,500	22	—	—	—	—	22

Net Income	—	—	3,985	—	—	—	3,985
Other comprehensive (loss)	—	—	—	(975)	—	—	(975)

Balance at March 31, 2006 (Unaudited)	11,223,690	$97,480	$46,338	($2,577)	—	—	$141,241

Balance at December 31, 2006 (Unaudited)	11,288,190	$97,570	$56,735	($1,694)	166,249	($1,723)	$150,888

Exercise of stock options	12,900	32	—	—	—	—	32

Net Income	—	—	3,956	—	—	—	3,956
Other comprehensive income	—	—	—	356	—	—	356
Repurchase of common stock	—	—	—	—	46,758	(603)	(603)

Balance at March 31, 2007 (Unaudited)	11,301,090	$97,602	$60,691	($1,338)	213,007	($2,326)	$154,629

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,956	$3,985
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165	129
Amortization of premium/discount on bonds	203	255
Share based compensation expense	374	42
Realized (gains) on investment sales	(269)	(184)
Changes in:
Deferred income taxes	(376)	123
Premiums receivable	1,840	3,419
Reinsurance recoverables and receivables	2,366	1,748
Deferred acquisition costs	39	1,123
Accrued interest income	(13)	(280)
Income taxes recoverable	—	1,152
Other assets	67	(908)
Unpaid losses and loss adjustment expenses	(6,241)	(4,573)
Accounts payable and accrued expenses	(216)	(570)
Unearned premiums	(1,269)	(3,644)
Income taxes payable	(750)	241
Other liabilities	904	430

Net cash provided by operating activities	780	2,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment — net	(340)	(139)
Purchases of fixed maturity securities — available for sale	(18,444)	(21,496)
Sales and maturities of fixed maturity investments — available-for-sale	24,146	8,306
Sales of equity securities	1,567	1,014
Sales of short-term investments — net	—	8,350

Net cash provided by (used in) investing activities	6,929	(3,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock—net	32	25
Purchases of common stock held in treasury	(603)	—

Net cash (used in) provided by financing activities	(571)	25

Net increase (decrease) in cash	7,138	(1,452)
Cash and cash equivalents — beginning of period	26,288	39,836

Cash and cash equivalents — end of period	$33,426	$38,384

Cash paid during the period for:
Income taxes	$2,900	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
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
     NAHC also has a controlling interest (80 percent) in Niagara Atlantic Holdings Corporation and Subsidiaries (Niagara), which is a New York corporation. Niagara was incorporated on December 29, 1995. The remaining interest (20 percent) is owned by New York agents. Niagara was established as a holding company in order to execute a surplus debenture and service agreement with Capital Mutual Insurance (CMI). As of June 5, 2000, CMI went into liquidation and is under the control of the New York State Insurance Department. CMI is no longer writing new business and therefore neither is Niagara. Niagara had $0 equity value as of March 31, 2007 and December 31, 2006. NAHC has no remaining obligations as it relates to the agreement.
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

2. Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the interim periods presented have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s form 10-K/A (File No. 000-51127) filed by the Company with the Securities and Exchange Commission on March 30, 2007.
3. Adoption of New Accounting Pronouncements
     On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which provides guidance on accounting for a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance in FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The Company adopted, as a change in accounting principle, the provisions of FIN 48, effective January 1, 2007. The Company has determined that the adoption did not have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the method of adoption and whether that adoption will have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS 115 (SFAS 159). SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value. An entity shall report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option is to be applied on an instrument by instrument basis and is irrevocable unless a new election date occurs and is applied only to an entire instrument. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the method of adoption and whether that adoption will have a material impact on the Company’s consolidated financial statements.
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
     On January 1, 2006, the Company reduced the cost basis of the transferred securities to the fair value as of that date. The Company recorded, as a component of accumulated other comprehensive loss on the balance sheet, an unrealized loss on the transfer of securities to held-to-maturity from available-for-sale in the amount of $750,917. On January 1, 2006, the Company began to amortize over the life of the investments as an adjustment of yield, in a manner consistent with the amortization of any premium or discount on the statement of income and accumulated other comprehensive loss on the balance sheet, amortization of the unrealized loss. For the three months ended March 31, 2007 and 2006, the Company amortized $22,631 and $22,631, respectively.

     The amortized cost and estimated fair value of the held-to-maturity investment portfolio, classified by category, as of March 31, 2007 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Fixed maturities:
U.S. Government, government agencies and authorities	$6,786,609	—	$(28,324)	$6,758,285
State, local government and agencies	2,845,418	—	(43,408)	2,802,010
Industrial and miscellaneous	32,526,924	7,766	(444,229)	32,090,461

Total Investments — Held-to-Maturity	$42,158,951	7,766	$(515,961)	$41,650,756

     The amortized cost and estimated fair value of the available-for-sale investment portfolio, classified by category, as of March 31, 2007 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Fixed maturities:
U.S. Government, government agencies and authorities	$186,751,304	$30,703	$(1,118,050)	$185,663,957
State, local government and agencies	69,622,473	157,260	(261,288)	69,518,445
Industrial and miscellaneous	10,001,432	974	(124,699)	9,877,707
Mortgage-backed securities	3,549,694	10,551	(14,494)	3,545,751

Total fixed maturities	269,924,903	199,488	(1,518,531)	268,605,860

Other Investments:
Short-term investments	453,000	—	—	453,000
Equity securities	1,002,395	379	(102,958)	899,816

Total Investments — Available-for-Sale	$271,380,298	$199,867	$(1,621,489)	$269,958,676

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

     The fair values of held-to-maturity securities at March 31, 2007 by contractual maturity are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized Value	Fair Value
	(Unaudited)	(Unaudited)
Due in one year or less	—	—
Due in one year through five years	—	—
Due in five years through ten years	$29,507,826	$29,237,516
Due in ten through twenty years	12,424,032	12,193,258
Due in over twenty years	227,093	219,982

Total	$42,158,951	$41,650,756

     The fair values of available-for-sale securities at March 31, 2007 by contractual maturity are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized Value	Fair Value
	(Unaudited)	(Unaudited)
Due in one year or less	$11,231,229	$11,208,528
Due in one year through five years	52,554,194	52,242,093
Due in five years through ten years	155,052,521	154,214,390
Due in ten through twenty years	47,537,265	47,395,098
Due in over twenty years	—	—
Mortgage-Backed Securities	3,549,694	3,545,751

Total	$269,924,903	$268,605,860

     For the three months ended March 31, 2007, the Company held no investments that were below investment grade or not rated by an independent rating agency.
     Proceeds from sales and maturities of fixed maturity and equity securities and gross realized gains and losses on sales as well as other-than-temporary impairment charges are shown below:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Proceeds	25,712,874	9,319,355
Gross realized gains	288,205	193,825
Gross realized losses	(18,745)	(9,376)
     There were no securities that were considered to be other-than-temporarily impaired as of March 31, 2007 or December 31, 2006. No other than temporary impairments were recognized for the three months ended March 31, 2007 and 2006.
     There are five held-to-maturity fixed maturity securities, having an unrealized loss of $30,841, a fair value of $3,239,443 and an amortized cost of $3,270,284 as of March 31, 2007, which have been in a continuous unrealized loss position for less than six months.
     There is one held-to-maturity fixed maturity security, having an unrealized loss of $25,268, a fair value of $2,006,640 and an amortized cost of $2,031,908 as of March 31, 2007, which has been in a continuous unrealized loss position between six and twelve months.

     There are twenty eight held-to-maturity fixed maturity securities, having an unrealized loss of $459,852, a fair value of $33,588,292 and an amortized cost of $34,048,144 as of March 31, 2007, which have been in a continuous unrealized loss position for greater than twelve months.
     There are one hundred and one available-for-sale fixed maturity securities, having an unrealized loss of $113,253, a fair value of $45,334,937 and an amortized cost of $45,448,190 as of March 31, 2007, which have been in a continuous unrealized loss position for less than six months.
     There are twenty available-for-sale fixed maturity securities, having an unrealized loss of $24,642, a fair value of $8,498,194 and an amortized cost of $8,522,836 as of March 31, 2007, which have been in a continuous unrealized loss position between six and twelve months.
     There are three hundred and ten available-for-sale fixed maturity securities, having an unrealized loss of $1,380,636, a fair value of $171,365,633 and an amortized cost of $172,746,269 as of March 31, 2007, which have been in a continuous unrealized loss position for greater than twelve months.
     There are no equity securities as of March 31, 2007, which have been in a continuous unrealized loss position for less than six months.
     There are no equity securities as of March 31, 2007, which have been in a continuous unrealized loss position between six and twelve months.
     There are two equity and preferred securities, having an unrealized loss of $102,958, a fair value of $885,587 and an amortized cost of $988,545 as of March 31, 2007, which have been in a continuous unrealized loss position for greater than twelve months.
     The components of net investment income earned were as follows:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Investment income:
Interest income	$4,265,649	$3,729,578
Dividend income	$15,763	102,615

Investment income	4,281,412	3,832,193
Investment expenses	(13,304)	(42,774)

Net investment income	$4,268,108	$3,789,419

5. Unpaid Losses and Loss Adjustment Expenses
     The changes in unpaid losses and loss adjustment expense reserves are summarized as follows (in thousands):

	For the three		For the
	months ended		year ended
	March		December 31,
	2007	2006	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Balance as of beginning of year	$191,386	$219,361	$219,361
Less reinsurance recoverable on unpaid losses	(17,866)	(28,069)	(28,069)

Net balance as of beginning of period	173,520	191,292	191,292

Incurred related to:
Current period	27,043	25,042	103,801
Prior period	(1,521)	104	23

Total incurred	25,522	25,146	103,824

Paid related to:
Current period	5,177	2,458	38,009
Prior period	26,793	26,350	83,587

Total paid	31,970	28,808	121,596

Net balance as of period end	167,072	187,630	173,520
Plus reinsurance recoverable on unpaid losses	18,073	27,159	17,866

Balance as of period end	$185,145	$214,789	$191,386

     For the three months ended March 31, 2007, reserves have decreased by $6.3 million due to an acceleration in bodily injury claim settlements, which began in 2006; the change in business mix to property lines of business, which are more profitable and whose claims are settled more quickly; and favorable development of personal auto no-fault medical claims. In addition, the loss development patterns we have observed for PIP medical losses are now more consistent with industry loss development for this coverage.
     For the three months ending March 31, 2007, we released $1.5 million in reserves for prior years. This includes a reduction in personal auto no-fault reserves in the amount of $1.7 million, commercial auto liability reserves in the amount of $0.9 million and homeowners reserves in the amount of $0.1 million, offset by increases in other liability reserves in the amount of $0.8 million and auto physical damage reserves in the amount of $0.4 million.
     For the year ended December 31, 2006, we decreased reserves by $28.0 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to a decline in earned premium, a reduction in claim frequency in private passenger automobile coverage and significant growth in commercial lines business which in 2006, have exhibited lower loss ratios. For the year ended December 31, 2006, prior year reserves increased by $0.02 million. The actuarial estimates as of December 31, 2005 have shown to be adequate overall. This increase is due to favorable development in bodily injury and no-fault coverages offset by a reduction in ceded loss estimates for prior years.
     For the three months ended March 31, 2006, we increased reserves for prior years by $0.1 million. This increase was due to a re-evaluation of ceded loss recoveries on certain claims.

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
     The adoption of SFAS 123R’s fair value method has not resulted in additional share-based expense (a component of other operating and general expenses) in relation to stock options for the quarter ended March 31, 2007 as all outstanding options were fully vested as of January 1, 2006. Therefore, for the three months ended March 31, 2007, and 2006, the adoption of SFAS 123R in relation to stock options has not effected net income or earnings per share.
     The following table summarizes information with respect to stock options outstanding as of March 31, 2007:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance Outstanding at December 31, 2005	397,750	2.31

Granted	—	—
Exercised	(86,000)	(1.34)
Forfeited	—	—

Balance Outstanding at December 31, 2006	311,750	$2.58

Granted	—	—
Exercised	(12,900)	(2.50)
Forfeited	—	—

Balance Outstanding at March 31, 2007	298,850	$2.58

Options Available for Grant	1,000,000

     The following table summarizes information with respect to stock options outstanding as of March 31, 2007:

Options Outstanding					Options Exercisable
		Weighted Average
Range of	Number of Stock	Contractual Life	Weighted Average	Intrinsic Value	Number of Stock	Weighted Average	Intrinsic Value
Exercise Prices	Options	(in yrs)	Exercise Price	of Options	Options	Exercise Price	of Options
$0.60	43,000	5.20	$0.60	$12.39	43,000	$0.60	$12.39
.98 - 1.29	47,300	4.29	0.98	12.01	47,300	0.98	12.01
2.50 - 2.89	165,550	1.33	2.63	10.36	165,550	2.63	10.36
6.14	43,000	6.28	6.14	6.85	43,000	6.14	6.85

	298,850	3.07	$2.58	$10.41	298,850	$2.58	$10.41

     As of December 31, 2005, all of the Company’s options were fully vested and the Company did not award any options during the three months March 31, 2007 and 2006, respectively.
     During the three months ended March 31, 2007 and 2006, 12,900 and 21,500 share options were exercised for the Company’s common stock, respectively. During the three months ended March 31, 2007 and 2006, the Company received additional consideration of approximately $32,250 and $25,069, respectively, from the exercise of the options.
     On March 20, 2007, the Board of Directors of NAHC approved the Compensation Committee’s recommendation to grant 345,000 stock appreciation rights (SARS) to the executive officers and other key employees under the Company’s 2004 Stock and Incentive Plan. The SARS were granted with a base price of $12.88 per share, which was the closing price of the Company’s common stock on the Nasdaq National Market on the date of grant.

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
     The following table summarizes information with respect to stock appreciation rights outstanding as of March 31, 2007:

		Weighted
	Number of	Average
	SARS	Grant Price
Balance Outstanding at January 1, 2006	—	—

Granted	343,000	$9.94
Exercised	—	—
Forfeited	—	—

Balance Outstanding at December 31, 2006	343,000	$9.94

Granted	345,000	$12.88
Exercised	—	—
Forfeited	—	—

Balance Outstanding at March 31, 2007	688,000	$11.41

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
     The fair-value of stock-based compensation awards (SARS) granted during the three months ended March 31, 2007 and 2006 was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions as of March 31, 2007 and 2006:

	As of
	March 31,
	2007	2006
Volatility factor	30.1%	30.7%
Risk-free interest yield	4.5%	4.8%
Dividend yield	0.0%	0.0%
Average life	5.8 years	5.8 years
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

     As a result of the adoption of SFAS 123R, the Company has reported, as a component of other liabilities on the balance sheet,, share-based compensation liability at March 31, 2007 and 2006, of approximately $1,440,393 and $45,000, respectively. For the three months ended March 31, 2007 and 2006, the Company has reported, as a component of other operating and general expenses on the statement of income, share-based compensation expense of approximately $374,000 and $45,000. For the three months ended March 31, 2007 and 2006, this additional share-based compensation lowered pre-tax earnings by $374,000 and $45,000, respectively, lowered net income by $243,000 and $30,460, respectively, and lowered basic earnings per share by $0.02 and $0, respectively.
     At March 31, 2007, the aggregate fair value of all outstanding SARS was approximately $3,681,000 with a weighted-average remaining contractual term of 9.48 years. The total compensation cost related to non-vested awards not yet recognized was approximately $2,241,000 with an expense recognition period of 2 years and 9 months.
7. Commitments and Contingencies
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
     Operating Leases — The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Rent expense for the three months ended March 31, 2007 and 2006 was $237,573 and $229,370, respectively.
     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months ended March 31, 2007 and 2006 was $53,100 and $53,100, respectively.
     Aggregate minimum rental commitments of the Company as of March 31, 2007 are as follows:

Year	Amount
2007	$650,699
2008	796,799
2009	545,999
2010	—
2011 and thereafter	—

Total	$1,993,497

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

     For the three months ended March 31, 2007 and 2006, Proformance was assessed $0 and $0, respectively, as its portion of the losses due to insolvencies of certain insurers. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments. In the event that the required assessment is greater than the amount accrued for via surcharges, the Company has the ability to increase its surcharge percentage to re-coup that amount. As of March 31, 2007 and 2006, the Company recorded $0 and $0, respectively as payable to NJPLIGA.
     A summary of the activity related to the change in our NJPLIGA recoverable is as follows:

	Three Months Ended March 31,
	2007	2006
Collected	$626,030	$596,845
Paid	—	—
Recoverable	1,585,731	1,399,404

     The Board of Directors of the NJPLIGA reviews the funding needs of the Unsatisfied Claim and Judgment Fund (UCJF) and NJPLIGA and authorizes assessments for each entity as necessary. The UCJF, as of January 2004, is responsible for payment of pedestrian PIP claims previously paid directly by auto insurers. These assessments reflect the cost of those claims and will be adjusted accordingly going forward. For the three months ended March 31, 2007 and 2006, Proformance was assessed $0 and $0, respectively. The net assessment payable by the Company was $0 and $0 as of March 31, 2007 and 2006, respectively. This amount is reflected as reinsurance payable and ceded written premiums and is not recoverable by the Company.
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
     As of March 31, 2007,we have entered into a LAD agreement pursuant to which the PAIP business assigned to us by the State of New Jersey is transferred to Clarendon National Insurance Company, which writes and services the business in exchange for an agreed upon fee. As of March 31, 2006, we had entered into a LAD agreement pursuant to which the PAIP business assigned to us by the State of New Jersey was transferred to Clarendon National Insurance Company and Auto One Insurance Company (which assigned its rights and obligations under the LAD agreement to The Camden Fire Insurance Association, effective May 1, 2006) which write and service the business in exchange for an agreed upon fee.
     For the three months ended March 31, 2007 and 2006, the Company was assessed LAD fees of $88,016 and $30,348, respectively, in connection with payments to Clarendon National Insurance Company under the LAD agreement. For the three months ended March 31, 2007 and 2006, the Company was assessed an additional $0 and $0, respectively, in connection with payments made to Clarendon National Insurance Company during the prior year. For the three months ended March 31, 2007 and 2006 the Company was reimbursed $0 and $0, respectively, in connection with payments made to Clarendon National Insurance Company during the prior year.

     For the three months ended March 31, 2007 and 2006, the Company was assessed LAD fees of $0 and $0, respectively, in connection with payments to Auto One Insurance Company under the LAD agreement. For the three months ended March 31, 2007 and 2006, the Company was assessed an additional $0 and $0, respectively, in connection with payments made to Auto One Insurance Company during the prior year. For the three months ended March 31, 2007 and 2006, the Company received reimbursements of $0 and $15,636, respectively, in connection with payments made to Auto One Insurance Company during the prior year.
     For the three months ended March 31, 2007 and 2006, the Company would have been assigned $1,466,931 and $606,958 of premium, respectively, by the State of New Jersey under PAIP, if not for the LAD agreements that were in place. These amounts served as the basis for the fees to be paid to the LAD carriers.
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
     Proformance records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the three months ended March 31, 2007 and 2006, the Company has been assigned $156,963 and $276,771 of premiums and $272,105 and $383,949 of losses, respectively, by the State of New Jersey under the CAIP. On a quarterly basis, the State of New Jersey remits a member a participation report and a cash settlement report. The net result of premiums assigned less paid losses, losses and loss adjustment expenses and other expenses plus investment income results in a net cash settlement due to or from the participating member. The reserving related to these assignments is calculated by the State of New Jersey with corresponding entries recorded on the Company’s financial statements.
New Jersey Automobile Insurance Risk Exchange
     The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company’s participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as other underwriting, acquisition and insurance related expenses. For the three months ended March 31, 2007 and 2006, we have been assessed $330,603 and $389,243, respectively, by NJAIRE. These assessments represent amounts to be paid to NJAIRE as it relates to the Company’s participation in its plan. For the three months ended March 31, 2007, the Company received additional assessments of prior periods in the amount of $0 and $0, respectively. For the three months ended March 31, 2007, the Company received reimbursements of prior period assessments in the amount of $17,783 and $269,258, respectively.

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
     The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Net Income applicable to common stockholders	$3,956,230	$3,984,694
Weighted average common shares — basic	11,117,723	11,206,920
Effect of dilutive securities:
Options	236,436	288,005

Weighted average common shares — diluted	11,354,159	11,494,925

Basic Earnings Per Share	$0.36	$0.36

Diluted Earnings per Share	$0.35	$0.35

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
     Upon the Closing on February 21, 2006, Proformance paid Hanover a one-time fee of $450,000 in connection with this transaction. In addition, within 30 days of the closing, $100,000 was due to Hanover to reimburse Hanover for its expenses associated with this transaction. In addition, the Company will make two annual payments equal to 5% of the written premium of the retained business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been or will be recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the three months ended March 31, 2007 and 2006,, the Company amortized $68,750 and $0 of the one-time fee and other expenses paid to Hanover, respectively. For the three months ended March 31, 2007 and 2006, the Company amortized $104,816 and $0 of the payment due Hanover based on 5% of the direct written premium, respectively.

     For the three months ended March 31, 2007 and 2006, direct written premium generated from Hanover renewal business was approximately $2,248,000 and $0, respectively.
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
     Upon the Closing, Proformance was required to pay to The Hartford a one-time fee of $150,000. In addition, a one-time payment equal to 5% of the written premium of the retained business will be paid to The Hartford within 45 days of the end of the twelve-month non-renewal period. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been or will be recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the three months ended March 31, 2007 and 2006, the Company amortized $25,000 and $12,500 of the one-time fee paid to The Hartford, respectively. For the three months March 31, 2007 and 2006, the Company amortized $119,352 and $958 of the payment due Hanover based on 5% of the direct written premium, respectively.
     For the three months ended March 31, 2007 and 2006, direct written premium generated from The Hartford renewal business was approximately $1,050,000 and $240,000, respectively
     The Hartford is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any Replacement Carrier Revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.

11. Treasury Stock
     On July 5, 2006, the Board of Directors of the Company authorized the repurchase of a maximum of 1,000,000 shares and a minimum of 200,000 shares of capital stock of the corporation within the next twelve months. As of March 31, 2007, the Company had repurchased 213,007 shares with an average price of $10.88. As of March 31, 2007, the Company is authorized to repurchase an additional 786,993 shares and has fulfilled the minimum repurchase requirement.
     The following table summarizes information with respect to the capital stock repurchase as of March 31, 2007:

	Number of Shares		Average
	Maximum	Minimum	Price
Balance at July 5, 2006	1,000,000	200,000
Repurchased	24,790	24,790	$9.39

Balance at July 31, 2006	975,210	175,210
Repurchased	56,448	56,448	9.92

Balance at August 31, 2006	918,762	118,762
Repurchased	34,418	34,418	10.28

Balance at September 30, 2006	884,344	84,344
Repurchased	—	—	—

Balance at October 31, 2006	884,344	84,344
Repurchased	—	—	—

Balance at November 30, 2006	884,344	84,344
Repurchased	50,593	50,593	11.38

Balance at December 31, 2006	833,751	33,751
Repurchased	—	—	—

Balance at January 31, 2007	833,751	33,751
Repurchased	—	—	—

Balance at February 28, 2007	833,751	33,751
Repurchased	46,758	33,751	$12.90

Balance at March 31, 2007	786,993	—	—

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
     During the three months ended March 31, 2007, the New Jersey auto insurance market continued to remain competitive. In continued response to the competitive landscape of the New Jersey auto insurance market, we filed for and received approval for various rate changes designed so that our rates remain competitive for the segment of the New Jersey auto insurance market on which we focus. In addition, our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers. In addition, for the three months ended March 31, 2007, commercial and homeowners insurance business increased to 25.7% and 16.9% of our total business, respectively, from 20.4% and 12.1% of our total business, respectively, in the same period in the prior year. We have also experienced continued success in packaging the mono-line auto business with the related homeowners policy, thereby further increasing our package policy percentage. Consistent with our objective of capturing more of our Partner Agents’ existing customers, we have launched Blue Star Car Insurance SM, our new low-cost auto insurance product.
     For the three months ended March 31, 2007, our direct written premium increased by $4.0 million, or 10.7% to $41.3 million from $37.3 million in the comparable period in 2006.
     For the three months ended March 31, 2007, the increase is primarily due to the following: new business generated by our partner agents increased by $2.4 million to $8.5 million from $6.1 million in the comparable 2006 period, offset by attrition of existing business of $1.9 million and $1.9 million, respectively. In addition, our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $2.6 million due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market.

     As of March 31, 2007, our shareholders’ equity was $154.6 million, up from shareholders’ equity of $150.9 million as of December 31, 2006, reflecting a 10.17% compound annual growth rate. Included in shareholders’ equity is $62.2 million as a result of our initial public offering, which was completed on April 21, 2005.
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
     As a result of New Jersey’s “take all comers” requirement, we are obligated to underwrite a broad spectrum of personal automobile insurance risks. To address this potential problem, since 1998 Proformance has utilized a tiered rating system to price its policies which includes five (5) rating tiers which are based upon the driving records of the policyholders. The purpose of the rating tiers is to modify the premiums to be charged for each insured vehicle on the personal automobile policy so that the premiums charged accurately reflect the underwriting exposures presented to Proformance. As of March 31, 2007, the rating tier modifiers and the distribution of risks within the tiers were as follows:

	Premium
	Modifications	Percent of Total
Tier Designation	Factor	Vehicles
Tier A	0.88	32.6%
Tier One	1.00	59.4%
Tier Two	1.70	6.9%
Tier Three	2.25	0.3%
Tier Four	2.60	0.8%

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
     Our financial results may be affected by a variety of external factors that indirectly impact our premiums and/or claims expense. Such factors may include, but are not limited to:
•	rises in gasoline prices may serve to decrease the number of miles driven by our policyholders and result in lower frequency of automobile claims; and

•	an evolving set of legal standards by which we are required to pay claims may result in significant variability in our loss reserves over time.
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

     During the three months ended March 31, 2007, the New Jersey auto insurance market continued to remain competitive. In response to the competitive landscape of the New Jersey auto insurance market we filed for and received approval for various rate changes designed so that our rates remained competitive for the segment of the New Jersey auto insurance market that we focus on. In addition, our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers. In addition, for the three months ended March 31, 2007, commercial and homeowners insurance business increased to 25.7% and 16.9% of our total business, respectively, from 20.4% and 12.1% of our total business, respectively, in the same period in the prior year. We have also experienced continued success in packaging the mono-line auto business with the related homeowners policy, thereby further increasing our package policy percentage.
     On March 20, 2007, the Board of Directors of National Atlantic Holdings Corporation (NAHC) approved the Compensation Committee’s recommendation to grant 345,000 stock appreciation rights (SARS) to the executive officers and other key employees under the Company’s 2004 Stock and Incentive Plan. The SARS were granted with a base price of $12.88 per share, which was the closing price of the Company’s common stock on the Nasdaq National Market on the date of grant.
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
     As a result of the adoption of SFAS 123R, the Company has reported, as a component of other liabilities on the balance sheet, share-based compensation liability at March 31, 2007 and 2006, of approximately $1,440,393 and $45,000, respectively. For the three months ended March 31, 2007 and 2006, the Company reported, as a component of other operating and general expenses in the statement of income, share-based compensation expense of approximately $374,000 and $45,000, respectively.
Revenues
     We derive our revenues primarily from the net premiums we earn, net investment income we earn on our invested assets and revenue associated with replacement carrier transactions. Net premiums earned is the difference between the premiums we earn from the sales of insurance policies and the portion of those premiums that we cede to our reinsurers.
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
     For the three months ended March 31, 2007, reserves have decreased by $6.3 million due to an acceleration in bodily injury claim settlements, which began in 2006; the change in business mix to property lines of business, which are more profitable and whose claims are settled more quickly; and favorable development of personal auto no-fault medical claims. In addition, the loss development patterns we have observed for PIP medical losses are now more consistent with industry loss development for this coverage.
     For the three months ending March 31, 2007, we released $1.5 million in reserves for prior years. This includes a reduction in personal auto no-fault reserves in the amount of $1.7 million, commercial auto liability reserves in the amount of $0.9 million and homeowners reserves in the amount of $0.1 million, offset by increases in other liability reserves in the amount of $0.8 million and auto physical damage reserves in the amount of $0.4 million.

     During 2006, we made a change in a key assumption to the estimates of liabilities for loss and loss adjustment expenses. Higher initial (factor) reserves are being posted for new liability claims and the timeframes for establishing an ultimate value of liability has been accelerated. As a result, we place more reliance on projected claim counts and paid loss development methods rather than on incurred loss development techniques. During the three months ended March 31, 2007, there were no changes in the loss reserving procedures implemented by our claims department.
     The table below sets forth the types of reserves we maintain for our lines of business and indicates the amount of reserves as of March 31, 2007 for each line of business.
National Atlantic Holdings Corporation
Breakout of Reserves by Line of Business
As of March 31, 2007

	Direct	Assumed			Total Balance
	Case	Case	Direct	Assumed	Sheet
	Reserves	Reserves	IBNR	IBNR	Reserves
	(in thousands)
Line of Business:
Fire	$—	$39	$—	$—	$39
Allied	—	3	—	—	3
Homeowners	6,014	—	6,838	480	13,332
Personal Auto	89,154	5	43,075	7,383	139,617
Commercial Auto	9,445	1,091	14,494	1,458	26,487
Other Liability	906	—	4,689	72	5,668

Total Reserves	$105,519	$1,137	$69,096	$9,393	$185,145

Reinsurance Recoverables on Unpaid Losses					(18,073)

Total Net Reserves					$167,072

     In establishing our net reserves as of March 31, 2007, our actuaries determined that the range of reserve estimates at that date was between $156.9 million and $179.6 million. The amount of net reserves at March 31, 2007, which represents the best estimate of management and our actuaries within that range, was $167.1 million. There are two major factors that could result in ultimate losses below management’s best estimate:
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

Insurance Ratios
     The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability. The combined ratio is the sum of the loss ratio and the expense ratio. The loss ratio is the ratio of losses and loss adjustment expenses to net premiums earned. The expense ratio, when calculated on a statutory accounting basis, is the ratio of underwriting expenses to net written premiums. The expense ratio, when calculated on a GAAP basis, differs from the statutory method specifically as it relates to policy acquisition expenses. Policy acquisition expenses are expensed as incurred under statutory accounting principles. However, for GAAP, policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned. The combined ratio reflects only underwriting results and does not include fee for service income. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions and other factors.
Results of Operations
     For the three months ended March 31, 2007, direct written premiums increased by $4.0 million, or 10.7%, to $41.3 million from $37.3 million in the comparable 2006 period.
     For the three months ended March 31, 2007, the increase is primarily due to the following: new business generated by our partner agents increased by $2.4 million to $8.5 million from $6.1 million in the comparable 2006 period, offset by attrition of existing business of $1.9 million and $1.9 million, respectively. In addition, our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $2.6 million due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market.
     The table below shows certain of our selected financial results for the three months ended March 31, 2007 and 2006:

	For the three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenue:
Direct written premiums	$41,284	$37,332
Net written premiums	38,051	35,241
Net premiums earned	39,593	38,846
Net investment income	4,268	3,789
Net realized investment gains	269	184
Other income	319	372

Total revenue	$44,449	$43,191

	For the three months ended March 31,
	2007	2006
Costs and Expenses:
Losses and loss adjustment expenses incurred	$25,522	$25,146
Underwriting, acquisition and insurance related expenses	12,570	11,660
Other operating and general expenses	560	418

Total costs and expenses	38,652	37,224

Income before income taxes	5,797	5,967
Income taxes	1,841	1,982

Net income	$3,956	$3,985

For the three months ended March 31, 2007 compared to the three months ended March 31, 2006
Direct Written Premiums. Direct written premiums for the three months ended March 31, 2007 increased by $4.0 million, or 10.7%, to $41.3 million from $37.3 million in the comparable 2006 period.
     For the three months ended March 31, 2007, the increase is primarily due to the following: new business generated by our partner agents increased by $2.4 million to $8.5 million from $6.1 million in the comparable 2006 period, offset by attrition of existing business of $1.9 million and $1.9 million, respectively. In addition, our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $2.6 million due to the fact that as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market.
Net Written Premiums. Net written premiums for the three months ended March 31, 2007 increased by $2.9 million, or 8.2%, to $38.1 million from $35.2 million in the comparable 2006 period. Ceded premiums as a percentage of direct written premiums for the three months ended March 31, 2007 and 2006 was 7.6% and 6.4%, respectively. The increase in ceded premiums was primarily due to an overall increase in rate for the catastrophe excess treaties and additional coverage under the property per risk treaty.
Net Premiums Earned. Net premiums earned for the three months ended March 31, 2007 increased by $0.8 million, or 2.1%, to $39.6 million from $38.8 million in the comparable 2006 period.
Net Investment Income. Net investment income for the three months ended March 31, 2007 increased by $0.5 million, or 13.2%, to $4.3 million from $3.8 million in the comparable 2006 period. The increase was primarily due to an increase in invested assets which were $312.1 million and $302.7 million at March 31, 2007 and 2006, respectively. Our average book yield to maturity for the three months ended March 31, 2007 and 2006 was 5.43% and 5.49%, respectively.
Net Realized Investment Gain. Net realized investment gain for the three months ended March 31, 2007 and 2006 was $0.3 million and $0.2 million, respectively.
Other Income. Other income for the three months ended March 31, 2007 and 2006 was $0.3 million and $0.4 million, respectively. The decrease in other income is primarily related to a decrease in revenue related to claims handling services provided by Riverview in connection with the AT&T contract. Claims handling revenue for the three months ended March 31, 2007 and 2006 was $0.0 million and $0.1 million, respectively.
Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses incurred for the three months ended March 31, 2007 increased by $0.4 million, or 1.6%, to $25.5 million from $25.1 million in the comparable 2006 period. As a percentage of net premiums earned, losses and loss adjustment expenses incurred for the three months ended March 31, 2007 was 64.5% compared to 64.7% for the three months ended March 31, 2006. The ratio of net incurred losses, excluding loss adjustment expenses, to net premiums earned for the three months ended March 31, 2007 and 2006 was 57.3% and 55.9%, respectively.
Underwriting, Acquisition and Insurance Related Expenses. Underwriting, acquisition and insurance related expenses for the three months ended March 31, 2007 increased by $0.9 million, or 7.7%, to $12.6 million from $11.7 million in the comparable 2006 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the three months ended March 31, 2007 was 33.0% as compared to 33.3% for the comparable 2006 period. Underwriting, acquisition and insurance related expenses, excluding changes in deferred acquisition costs for the three months ended March 31, 2007 and 2006 were $12.6 million and $12.8 million, respectively. The effect of a change in the deferred acquisition cost asset is recorded as a reduction of underwriting, acquisition and insurance related expenses. For the three months ended March 31, 2007, unearned premiums decreased $1.2 million to $84.3 million and commission expense was $5.7 million. For the three months ended March 31, 2006, unearned premiums decreased $3.6 million to $77.9 million and commission expense was $4.2 million. In addition, salary expense for the three months ended March 31, 2007 increased by $0.3 million to $4.5 million from $4.2 million in the comparable 2006 period.
Other Operating and General Expenses. Other operating and general expenses for the three months ended March 31, 2007 increased by $0.2 million, or 50.0%, to $0.6 million from $0.4 million in the comparable 2006 period. The increase in other operating and general expenses for the three months ended March 31, 2007 is primarily related to an increase in share based compensation expense offset by a decrease in professional fees. For the three months ended March 31, 2007 and 2006, share based compensation expense was $0.4 million and $0.0 million, respectively. For the three months ended March 31, 2007 and 2006, professional fees were $0.1 million and $0.3 million, respectively.
Income Tax Expense. Income tax expense for the three months ended March 31, 2007 and 2006 was $1.8 million and $2.0 million, respectively. The decrease in tax expense for the three months ended March 31, 2007, as compared to the same period in the prior year was due to decreases in income before tax and the effective tax rate utilized for the calculation of federal taxes.

Net Income. Net income after tax for the three months ended March 31, 2007 and 2006 was $4.0 million and $4.0 million, respectively.
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
     Our consolidated cash flow provided by operations was $0.8 million and $2.5 million for each of the three months ended March 31, 2007 and 2006, respectively. The cash flow provided by operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 decreased primarily due to decreases in unpaid losses and loss adjustment expenses and unearned premiums, partially offset by a decrease in premiums receivable. For the three months ended March 31, 2007, unpaid losses and loss adjustment expenses decreased $6.2 million as compared with a decrease of $4.6 million which occurred during the three months ended March 31, 2006. Unearned premiums for the three months ended March 31, 2007 decreased $1.3 million as compared to a decrease of $3.6 million which occurred during the three months ended March 31, 2006. Premiums receivable for the three months ended March 31, 2007 decreased $1.8 million as compared to a decrease of $3.4 million which occurred during the three months ended March 31, 2006. In addition, the deferred acquisition cost asset decreased by $0.0 for the three months ended March 31, 2007 as compared with a decrease of $1.1 million for the three months ended March 31, 2006.
     For the three months ended March 31, 2007 and 2006, our consolidated cash flow provided by (used in) investing activities was $6.9 million and ($4.0) million, respectively. The increase in cash provided by investing activities for the three months ended March 31, 2007 as compared to the same period in the prior year is primarily related to a decrease in the purchase of fixed income securities, as the Company increased its cash equivalents by $7.1 million.
     For the three months ended March 31, 2007 and 2006, our consolidated cash flow (used in) provided by financing activities was ($0.6) million and $0.0 million, respectively. For the three months ended March 31, 2007, the increase in our cash flow used in financing activities is related to the repurchase of capital stock as authorized by the board of directors on July 5, 2006.
     The effective duration of our investment portfolio was 4.0 years as of March 31, 2007. By contrast, our liability duration was approximately 3.5 years as of March 31, 2007. We do not believe this difference in duration adversely affects our ability to meet our current obligations because we believe our cash flows from operations and investing activities are sufficient to meet those obligations. Pursuant to our tax planning strategy, we invested the $40.6 million received from the Ohio Casualty replacement carrier transaction in long-term bonds in accordance with Treasury Ruling Regulation 1.362-2, which allows us to defer the payment of income taxes on the associated replacement carrier revenue until the underlying securities are either sold or mature. The effective duration of our investment portfolio, when excluding these securities is reduced from 4.0 years to 3.6 years.
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

     There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from Proformance are subject to restrictions relating to statutory surplus and earnings. Proformance may not make an “extraordinary dividend” until 30 days after the Commissioner of the New Jersey Department of Banking and Insurance (which we refer to as the Commissioner) has received notice of the intended dividend and has not objected or has approved it in such time. An extraordinary dividend is defined as any dividend or distribution whose fair market value together with that of other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income (excluding realized capital gains) for the twelve-month period ending on the preceding December 31, in each case determined in accordance with statutory accounting practices. Under New Jersey law, an insurer may pay dividends that are not considered extraordinary only from its unassigned funds, also known as its earned surplus. The insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs following payment of any dividend or distribution to stockholders. As of the date hereof, Proformance is permitted to pay dividends without the approval of the Commissioner as it has unassigned surplus of $3,420,432.
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
     The Company entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for the three months ended March 31, 2007 and 2006 was $237,573 and $229,370, respectively.
     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months ended March 31, 2007 and 2006 was $53,100 and $53,100, respectively.
     Aggregate minimum rental commitments of the Company as of March 31, 2007 are as follows:

Year	Amount
2007	$650,699
2008	796,799
2009	545,999
2010	—
2011 and thereafter	—

Total	$1,993,497

     In connection with the lease agreement, the Company obtained a letter of credit in the amount of $300,000 as security for payment of the base rent.
Investments
     As of March 31, 2007 and December 31, 2006, Proformance maintained a high quality investment portfolio. The Moody’s credit quality of the fixed income portfolio ranges from “AAA” to “A” and the average credit quality is “AA1”.
     As of March 31, 2007 and December 31, 2006, we did not hold any securities that were not publicly traded, because our investment policy prohibits us from purchasing those securities. In addition, at those dates, we did not have any non-investment grade fixed income securities.
     As of December 31, 2006, available-for-sale fixed maturity securities having an unrealized loss of $200,611, a fair value of $58,901,586 and an amortized cost of $59,102,197 were in a continuous unrealized loss position for less than twelve months. As of December 31, 2006, held-to-maturity fixed maturity securities having an unrealized loss of $227,145, a fair value of $13,798,102 and an amortized cost of $14,025,247 were in a continuous unrealized loss position for less than twelve months.
     As of March 31, 2007, available-for-sale fixed maturity securities having an unrealized loss of $137,895, a fair value of $53,833,131 and an amortized cost of $53,971,026 were in a continuous unrealized loss position for less than twelve months. As of March 31, 2007, held-to-maturity fixed maturity securities having an unrealized loss of $56,109, a fair value of $5,246,083 and an amortized cost of $ 5,302,192 were in a continuous unrealized loss position for less than twelve months
     As of December 31, 2006 and March 31, 2007, there were no equity and preferred securities which were in a continuous unrealized loss position for less than twelve months.

     As of March 31, 2007, gross unrealized losses for available-for-sale securities totaled $1,621,489. This amount was calculated using the following data: $1,118,050 of unrealized losses related to securities of the U.S. Government, government agencies and authorities, $261,288 related to state, local and government agencies, $124,699 related to industrial and miscellaneous, $14,494 related to mortgage backed securities and $102,958 related to equity securities.
     As March 31, 2007, gross unrealized losses for held-to-maturity securities totaled $515,961. This amount was calculated using the following data: $28,324 of unrealized losses related to securities of the U.S. Government, government agencies and authorities, $43,408 related to state, local and government agencies and $444,229 related to industrial and miscellaneous.
     As more fully described above under “–– Critical Accounting Policies –– Investment Accounting Policy –– Impairment”, in accordance with the guidance of paragraph 16 of SFAS 115, should an other-than-temporary impairment be determined, we recognize such loss on the income statement and we write down the value of the security and treat the adjusted value as the new cost basis of the security.
     Our gross unrealized losses represented .68% of cost or amortized cost of the investment portfolio as of March 31, 2007. Fixed maturities represented 99.7% of the investment portfolio and 95.2% of the unrealized losses as of March 31, 2007.
     There are two equity and preferred securities having an unrealized loss of $102,958, a fair value of $885,586 and an amortized cost of $988,545 as of March 31, 2007 which have been in a continuous unrealized loss position for greater than 12 months. There were three hundred and ten available-for-sale fixed maturity securities having an unrealized loss of $1,380,636, a fair value of $171,365,633 and an amortized cost of $ 172,746,269 as of March 31, 2007, which have been in a continuous unrealized loss position for greater than 12 months. There were twenty eight held-to-maturity fixed maturity securities having an unrealized loss of $459,852, a fair value of $33,588,292 and an amortized cost of $34,048,144 as of March 31, 2007, which have been in a continuous unrealized loss position for greater than 12 months.
     Our fixed income securities in an unrealized loss position have an average “AA1” credit rating by Moody’s, with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of our ongoing security monitoring process by our investment manager and investment committee, it was concluded that no securities in the portfolio were considered to be other than temporarily impaired as of March 31, 2007. We believe, with the investment committee’s confirmation, that securities that are temporarily impaired that continue to pay principal and interest in accordance with their contractual terms, will continue to do so.
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
     As of March 31, 2007 and as of December 31, 2006, our fixed income portfolio was 71.8% and 63.5%, concentrated in U.S. government securities and securities of government agencies and authorities that carry an “Aaa” rating from Moody’s, respectively.
     As of March 31, 2007 and as of December 31, 2006, we did not have any material underwater securities. The following summarizes our unrealized losses by designated category as of March 31, 2007.
Securities in an Unrealized Loss Position for Less than 6 Months

% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$48,718,474	$48,574,380	$(144,094)	(.30)%
Equities	—	—	—	—%
Securities in an Unrealized Loss Position for 6 to 12 Months

% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$10,554,744	$10,504,834	$(49,910)	(.47)%
Equities	—	—	—	—%
Securities in an Unrealized Loss Position for 12 to 24 Months

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$206,794,413	$204,953,925	$(1,840,488)	(.89)%
Equities	$988,545	$885,587	$(102,958)	(10.42)%
Securities with a Decline in Fair Value Below Carrying Values Less than 20%

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$266,067,631	$264,033,139	$(2,034,492)	(.76)%
Equities	$988,545	$885,587	$(102,958)	(10.42)%
Securities with a Decline in Fair Value below Carrying Values of 20%-50%

% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	—	—	—	—
Equities	—	—	—	—
Securities with a Decline in Fair Value Below Carrying Values Greater than 50%

% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	—	—	—	—
Equities	—	—	—	—

Contractual Obligations
     The following table summarizes our long-term contractual obligations and credit-related commitments as of March 31, 2007.

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Loss and Loss Adjustment Expenses (1)	$96,275,226	$62,023,463	$24,068,807	$2,777,170	$185,144,666
Operating Lease Obligations (2)	$867,599	$1,125,898	$—	$—	$1,993,497

(1)	As of March 31, 2007 we had net property and casualty reserves of $185.1 million. The amounts and timing of these obligations are not set contractually. Nonetheless, based on cumulative property and casualty claims paid over the last ten years, we anticipate that approximately 33.4% will be paid within a year, an additional 48.5% between one and three years, 16.5% between three and five years and 1.6% in more than five years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this payment estimate because of the potential impact from changes in:

•	the legal environment whereby court decisions and changes in backlogs in the court system could influence claim payout patterns.

•	our mix of business because property and first-party claims settle more quickly than bodily injury claims.

•	claims staffing levels — claims may be settled at a different rate based on the future staffing levels of the claim department.

•	reinsurance programs — changes in Proformance’s retention will influence the payout of the liabilities. As Proformance’s net retention increases, the liabilities will take longer to settle than in past years.

•	loss cost trends — increases/decreases in inflationary factors (legal and economic) will influence ultimate claim payouts and their timing.

(2)	Represents our minimum rental commitments as of March 31, 2007 pursuant to our seven-year lease agreement for the use of our office space and equipment at 4 Paragon Way, Freehold, NJ 07728 and our four-year lease agreement for the use of our office space and equipment at 3 Paragon Way, Freehold, NJ 07728.
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
Adoption of New Accounting Pronouncements
     On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which provides guidance on accounting for a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance in FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The Company adopted, as a change in accounting principle, the provisions of FIN 48, effective January 1, 2007. The Company has determined that the adoption did not have a material impact on the Company’s consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the method of adoption and whether that adoption will have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS 115 (SFAS 159). SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value. An entity shall report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option is to be applied on an instrument by instrument basis and is irrevocable unless a new election date occurs and is applied only to an entire instrument. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the method of adoption and whether that adoption will have a material impact on the Company’s consolidated financial statements.
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

	Fair Value
	-100 Basis		+100 Basis
	Point	As of	Point
	Change	03/31/2007	Change
	($ in thousands)
Fixed maturities and preferred stocks	$323,558	$311,269	$298,980
Cash and cash equivalents	$33,426	$33,426	$33,426

Total	$356,984	$344,695	$332,406

	Fair Value
	-100 Basis		+100 Basis
	Point	As of	Point
	Change	12/31/2006	Change
	($ in thousands)
Fixed maturities and preferred stocks	$329,274	$316,396	$303,519
Cash and cash equivalents	26,288	26,288	26,288

Total	$355,562	$342,684	$329,807
Equity Risk
     Equity risk is the risk that we will incur economic losses due to adverse changes in the prices of equity securities in our investment portfolio. Our exposure to changes in equity prices primarily result from our holdings of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values of our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimate that such a decline in equity market prices would decrease the market value of our equity investments by approximately $89,982 and $242,740 respectively, based on our equity positions as of March 31, 2007 and December 31, 2006.

     As of March 31, 2007, approximately 0.3% of our investment portfolio was invested in equity securities. We continuously evaluate market conditions regarding equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.
Credit Risk
     We have exposure to credit risk as a holder of fixed income securities. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines to reduce our credit risk. As of March 31, 2007, approximately 71.8% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, 25.9% was invested in other fixed income securities rated “Aaa”/“Aa” by Moody’s, and 2.3 % was invested in fixed income securities rated “A” by Moody’s. As of March 31, 2007, we do not own any securities with a rating of less than “A.”
     We are also subject to credit risks with respect to our third-party reinsurers. Although reinsurers are liable to us to the extent we cede risks to them, we are ultimately liable to our policyholders on all these risks. As a result, reinsurance does not limit our ultimate obligation to pay claims to policyholders and we may not be able to recover claims made to our reinsurers.

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
     As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our CEO and CAO concluded, as of the end of the period covered by this report, that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives
Changes in Internal Control over Financial Reporting
     Management has evaluated, with the participation of our CEO and CAO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2007. In connection with such evaluation, we have determined that there was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2007 that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting.

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
Dated: May 10, 2007