Form 10-Q
period 2007-06-30
NATIONAL ATLANTIC HOLDINGS CORP
filed 2007-08-09
CIK 946492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 9, 2007, there were outstanding 11,123,284 Common Shares, no par value per share, of the Registrant.

 ii

PART I
Item 1. Financial Statements.
NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Investments: (Note 4)
Fixed maturities held-to-maturity (fair value at June 30, 2007 and December 31, 2006 was $40,537 and $41,401, respectively)	$42,150	$42,168
Fixed maturities available-for-sale (amortized cost at June 30, 2007 and December 31, 2006 was $294,973 and $275,810, respectively)	291,937	273,724
Equity securities (cost at June 30, 2007 and December 31, 2006 was $459 and $2,288, respectively)	431	2,427
Short-term investments (cost at June 30, 2007 and December 31, 2006, was $453 and $453, respectively)	453	453

Total investments	334,971	318,772
Cash and cash equivalents	11,188	26,288
Accrued investment income	4,341	4,122
Premiums receivable — net	54,453	49,976
Reinsurance recoverables and receivables	21,144	26,914
Deferred acquisition costs	18,539	18,601
Property and equipment — net	2,784	1,988
Other assets	6,380	6,169

Total assets	$453,800	$452,830

Liabilities and Stockholders’ Equity:
Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)	$182,968	$191,386
Unearned premiums	91,645	85,523
Accounts payable and accrued expenses	2,710	2,420
Deferred income taxes	8,915	9,967
Income taxes payable	359	3,026
Other liabilities	12,610	9,620

Total liabilities	299,207	301,942

Commitments and Contingencies: (Note 7)	—	—

Stockholders’ equity:
Common Stock, no par value (50,000,000 shares authorized; 11,361,290 shares issued and 11,123,284 shares outstanding as of June 30, 2007, respectively; 11,288,190 shares issued and 11,121,941 shares outstanding as of December 31, 2006, respectively)	97,753	97,570
Retained earnings	61,866	56,735
Accumulated other comprehensive loss	(2,392)	(1,694)
Common stock held in treasury, at cost (238,006 shares and 166,249 shares held as of June 30, 2007 and December 31, 2006, respectively)	(2,634)	(1,723)

Total stockholders’ equity	154,593	150,888

Total liabilities and stockholders’ equity	$453,800	$452,830

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Net premiums earned	$40,766	$38,464	$80,359	$77,310
Net investment income	4,262	4,000	8,530	7,789
Net realized investment (losses) gains	(19)	113	250	298
Other income	414	421	733	793

Total revenue	45,423	42,998	89,872	86,190

Costs and Expenses:
Loss and loss adjustment expenses incurred	29,146	25,240	54,668	50,386
Underwriting, acquisition and insurance related expenses	13,601	12,388	26,171	24,048
Other operating and general expenses	855	772	1,415	1,191

Total costs and expenses	43,602	38,400	82,254	75,625

Income before income taxes	1,821	4,598	7,618	10,565
Provision for income taxes	646	1,571	2,487	3,553

Net Income	$1,175	$3,027	$5,131	$7,012

Net income per share Common Stock — Basic	$0.11	$0.27	$0.46	$0.63
Net income per share Common Stock — Diluted	$0.10	$0.26	$0.45	$0.61
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$1,175	$3,027	$5,131	$7,012

Other comprehensive loss — net of tax:
Net holding (losses) arising during the period	(1,111)	(1,230)	(619)	(2,556)
Reclassification adjustment for realized losses (gains) included in net income	42	(12)	(109)	316
Amortization of unrealized loss recorded on transfer of fixed income securities to held-to-maturity	15	23	30	46

Total other comprehensive loss	(1,054)	(1,219)	(698)	(2,194)

Comprehensive Income	$121	$1,808	$4,433	$4,818

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the periods ended June 30, 2007 and 2006
(in thousands, except share data)

				Accumulated
				Other			Total
	Common Stock		Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2005 (Unaudited)	11,202,190	$97,458	$42,353	$(1,602)	—		$138,209

Exercise of stock options	81,700	100	—	—	—	—	100

Net Income	—	—	7,012	—	—	—	7,012
Other comprehensive loss	—	—	—	(2,194)	—	—	(2,194)

Balance at June 30, 2006 (Unaudited)	11,283,890	$97,558	$49,366	($3,796)	—	—	$143,128

Balance at December 31, 2006 (Unaudited)	11,288,190	$97,570	$56,735	($1,694)	166,249	($1,723)	$150,888

Exercise of stock options	73,100	183	—	—	—	—	183

Net Income	—	—	5,131	—	—	—	5,131
Other comprehensive loss	—	—	—	(698)	—	—	(698)
Repurchase of common stock	—	—	—	—	71,757	(911)	(911)

Balance at June 30, 2007 (Unaudited)	11,361,290	$97,753	$61,866	($2,392)	238,006	($2,634)	$154,593

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,131	$7,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	418	235
Amortization of premium/discount on bonds	482	442
Share based compensation expense	980	389
Payments on exercise of stock appreciation rights	(411)	—
Realized (gains) on investment sales	(250)	(298)
Changes in:
Deferred income taxes	(676)	(139)
Premiums receivable	(4,477)	(6,495)
Reinsurance recoverables and receivables	5,770	3,424
Deferred acquisition costs	62	(262)
Accrued investment income	(219)	(99)
Income taxes recoverable	—	1,152
Other assets	(211)	(805)
Unpaid losses and loss adjustment expenses	(8,418)	(13,781)
Accounts payable and accrued expenses	290	519
Unearned premiums	6,122	7,798
Income taxes payable	(2,667)	860
Other liabilities	2,421	5,680

Net cash provided by operating activities	4,347	5,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment — net	(1,217)	(287)
Purchases of fixed maturity securities — available for sale	(51,940)	(36,792)
Sales and maturities of fixed maturity investments — available-for-sale	32,378	12,528
Purchases of equity securities	(1,828)	—
Sales of equity securities	3,888	3,421
Sales of short-term investments — net	—	8,350

Net cash used in investing activities	(18,719)	(12,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock—net	183	100
Purchases of common stock held in treasury	(911)	—

Net cash (used in) provided by financing activities	(728)	100

Net decrease in cash	(15,100)	(7,048)
Cash and cash equivalents — beginning of period	26,288	39,836

Cash and cash equivalents — end of period	$11,188	$32,788

Cash paid during the period for:
Income taxes	$5,840	1,320

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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
     NAHC also has a controlling interest (80 percent) in Niagara Atlantic Holdings Corporation and Subsidiaries (Niagara), which is a New York corporation. Niagara was incorporated on December 29, 1995. The remaining interest (20 percent) is owned by New York agents. Niagara was established as a holding company in order to execute a surplus debenture and service agreement with Capital Mutual Insurance (CMI). As of June 5, 2000, CMI went into liquidation and is under the control of the New York State Insurance Department. CMI is no longer writing new business and therefore neither is Niagara. Niagara had $0 equity value as of June 30, 2007 and December 31, 2006. NAHC has no remaining obligations as it relates to the agreement.
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
     On April 21, 2005, an initial public offering of 6,650,000 shares of the Company’s common stock (after the 43-for-1 stock split) was completed. The Company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters’ discount) of $62,198,255. The Company contributed $43,000,000 to Proformance, which increased its statutory surplus. The additional capital allowed the Company to reduce its reinsurance purchases and to retain more of the direct written premiums produced by its Partner Agents. On May 8, 2006 and May 16, 2007, the Company contributed an additional $9,000,000 and $4,100,000, respectively, to Proformance, thereby further increasing its statutory surplus. The remainder of the capital raised will be used for general corporate purposes, including but not limited to possible additional increases to the capitalization of the existing subsidiaries.
     We manage and report our business as a single segment based upon several factors. Although our insurance subsidiary, Proformance Insurance Company, writes private passenger automobile, homeowners and commercial lines insurance, we consider those operating segments as one operating segment due to the fact that the nature of the products are similar, the nature of the production processes are similar, the type of class of customer for the products are similar, the methods used to distribute the products are similar and the nature of the regulatory environment is similar. In addition, these lines of business have historically demonstrated similar economic characteristics and as such are aggregated and reported as a single segment. Also, in addition to Proformance, all other operating segments wholly owned by the Company are aggregated and reported as a single segment due to the fact that the nature of the products are similar, the nature of the production processes are similar, the type of class of customer for the products are similar, the methods used to distribute the products are similar and the nature of the regulatory environment is similar.

2. Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the interim periods presented have been made. Operating results for the three months or six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Form 10-K/A (File No. 000-51127) filed by the Company with the Securities and Exchange Commission on March 30, 2007.
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
     On January 1, 2006, the Company reduced the cost basis of the transferred securities to the fair value as of that date. The Company recorded, as a component of accumulated other comprehensive loss on the balance sheet, an unrealized loss on the transfer of securities to held-to-maturity from available-for-sale in the amount of $750,917. On January 1, 2006, the Company began to amortize over the life of the investments as an adjustment of yield, in a manner consistent with the amortization of any premium or discount on the statement of income and accumulated other comprehensive loss on the balance sheet, amortization of the unrealized loss. For the three months and six months ended June 30, 2007 and 2006, the Company amortized $22,631 and $45,262, respectively.

     The amortized cost and estimated fair value of the held-to-maturity investment portfolio, classified by category, as of June 30, 2007 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$6,785,546	—	$(249,857)	$6,535,689
State, local government and agencies	2,844,419	—	(120,635)	2,723,784
Industrial and miscellaneous	32,519,686	—	(1,242,329)	31,277,357

Total Investments — Held-to-Maturity	$42,149,651	—	$(1,612,821)	$40,536,830

     The amortized cost and estimated fair value of the available-for-sale investment portfolio, classified by category, as of June 30, 2007 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$210,264,510	$26,581	$(2,292,931)	$207,998,160
State, local government and agencies	68,596,020	32,619	(609,055)	68,019,584
Industrial and miscellaneous	12,712,157	28,047	(198,737)	12,541,467
Mortgage-backed securities	3,400,659	3,922	(27,225)	3,377,356

Total fixed maturities	294,973,346	91,169	(3,127,948)	291,936,567

Other Investments:
Short-term investments	452,958	—	—	452,958
Equity securities	458,895	—	(27,990)	430,905

Total Investments — Available-for-Sale	$295,885,199	$91,169	$(3,155,938)	$292,820,430

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

     The fair values of held-to-maturity securities at June 30, 2007 by contractual maturity are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized Value	Fair Value
	(Unaudited)	(Unaudited)
Due in one year or less	—	—
Due in one year through five years	—	—
Due in five years through ten years	$29,510,133	$28,549,720
Due in ten through twenty years	12,412,501	11,774,856
Due in over twenty years	227,017	212,254

Total	$42,149,651	$40,536,830

     The fair values of available-for-sale securities at June 30, 2007 by contractual maturity are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized Value	Fair Value
	(Unaudited)	(Unaudited)
Due in one year or less	$14,253,029	$14,207,778
Due in one year through five years	57,599,107	57,085,677
Due in five years through ten years	171,053,820	169,114,155
Due in ten through twenty years	48,666,731	48,151,601
Due in over twenty years	—	—
Mortgage-Backed Securities	3,400,659	3,377,356

Total	$294,973,346	$291,936,567

     For the three months and six months ended June 30, 2007, the Company held no investments that were below investment grade or not rated by an independent rating agency.
     Proceeds from sales and maturities of fixed maturity and equity securities and gross realized gains and losses on sales are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Proceeds	10,553,086	6,629,287	36,265,960	15,948,642
Gross realized gains	11,771	226,018	299,975	419,843
Gross realized losses	(31,207)	(112,826)	(49,952)	(122,202)
     There were no securities that were considered to be other-than-temporarily impaired as of June 30, 2007 or December 31, 2006. No other than temporary impairments were recognized for the three months and six months ended June 30, 2007 and 2006.

     Unrealized losses on held-to-maturity securities, aged less than and greater than twelve months, as of June 30, 2007 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
			(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$606,389	$(46,805)	$5,929,300	$(203,052)	$6,535,689	$(249,857)
State, local government and agencies	2,511,530	(105,872)	212,254	(14,763)	2,723,784	(120,635)
Industrial and miscellaneous	1,969,127	(59,308)	29,308,230	(1,183,021)	31,277,357	(1,242,329)

Total Investments — Held-to-Maturity	$5,087,046	$(211,985)	$35,449,784	$(1,400,836)	$40,536,830	$(1,612,821)

     Unrealized losses on available-for-sale securities, aged less than and greater than twelve months, as of June 30, 2007 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
			(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$63,826,646	$(419,683)	$137,259,843	$(1,873,249)	$201,086,489	$(2,292,932)
State, local government and agencies	36,638,105	(345,641)	20,919,861	(263,413)	57,557,966	(609,054)
Industrial and miscellaneous	6,834,085	(90,661)	3,871,001	(108,077)	10,705,086	(198,738)
Mortgage-backed securities	2,051,913	(14,053)	998,620	(13,171)	3,050,533	(27,224)

Total fixed maturities	109,350,749	(870,038)	163,049,325	(2,257,910)	272,400,074	(3,127,948)

Other Investments:
Equity securities	13,305	(545)	417,600	(27,445)	430,905	(27,990)

Total Investments — Available-for-Sale	$109,364,054	$(870,583)	$163,466,925	$(2,285,355)	$272,830,979	$(3,155,938)

     As of June 30, 2007, the Company has 261 securities in the less than twelve month category and 234 securities in the twelve months or more category. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.
     The components of net investment income earned were as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Interest income	$4,274,361	$3,946,924	$8,540,010	$7,676,502
Dividend income	21,573	77,970	37,336	180,585

Investment income	4,295,934	4,024,894	8,577,346	7,857,087
Investment expenses	(34,278)	(25,604)	(47,582)	(68,378)

Net investment income	$4,261,656	$3,999,290	$8,529,764	$7,788,709

5. Unpaid Losses and Loss Adjustment Expenses
     The changes in unpaid losses and loss adjustment expense reserves are summarized as follows (in thousands):

	For the Six		For the
	months ended		year ended
	June		December 31,
	2007	2006	2006
Balance as of beginning of year	$191,386	$219,361	$219,361
Less reinsurance recoverable on unpaid losses	(17,866)	(28,069)	(28,069)

Net balance as of beginning of period	173,520	191,292	191,292

Incurred related to:
Current period	56,924	50,397	103,801
Prior period	(2,256)	(11)	23

Total incurred	54,668	50,386	103,824

Paid related to:
Current period	16,990	12,652	38,009
Prior period	46,405	47,986	83,587

Total paid	63,395	60,638	121,596

Net balance as of period end	164,793	181,040	173,520
Plus reinsurance recoverable on unpaid losses	18,175	24,541	17,866

Balance as of period end	$182,968	$205,581	$191,386

     For the three months and six months ended June 30, 2007, reserves have decreased by $6.3 million and $8.4 million, respectively, due to an acceleration in auto liability claim settlements, which began in 2006; and change in the business mix to property lines of business, which are more profitable and whose claims are settled more quickly. In addition, the loss development patterns we have observed for personal injury protection medical losses are now more consistent with industry loss development for this coverage.
     For the three months ended June 30, 2007, we released $0.8 million in reserves for prior years. This includes a reduction in personal auto no-fault reserves in the amount of $0.4 million, other liability reserves in the amount of $0.4 million, auto physical damage reserves in the amount of $0.3 million, and commercial auto liability reserves in the amount of $0.2 million, offset by an increase in homeowners reserves in the amount of $0.5 million.
     For the six months ended June 30, 2007, we released $2.3 million in reserves for prior years. This includes a reduction in personal auto no-fault reserves in the amount of $1.9 million and commercial auto liability reserves in the amount of $1.1 million, offset by increases in other liability reserves in the amount of $0.4 million and homeowners reserves in the amount of $0.4 million.
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
     The adoption of SFAS 123R’s fair value method has not resulted in additional share-based expense (a component of other operating and general expenses) in relation to stock options for the three months and six months ended June 30, 2007 as all outstanding options were fully vested as of January 1, 2006. Therefore, for the three months and six months ended June 30, 2007 and 2006, the adoption of SFAS 123R in relation to stock options has not affected net income or earnings per share.
     The following table summarizes information with respect to stock options outstanding as of June 30, 2007:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance Outstanding at December 31, 2005	397,750	2.31

Granted	—	—
Exercised	(86,000)	(1.34)
Forfeited	—	—

Balance Outstanding at December 31, 2006	311,750	$2.58

Granted	—	—
Exercised	(73,100)	(2.50)
Forfeited	—	—

Balance Outstanding at June 30, 2007	238,650	$2.61

Options Available for Grant	1,000,000

The following table summarizes information with respect to stock options outstanding as of June 30, 2007:

Options Outstanding					Options Exercisable
		Weighted Average
Range of	Number of Stock	Contractual Life	Weighted Average	Intrinsic Value	Number of Stock	Weighted Average	Intrinsic Value
Exercise Prices	Options	(in yrs)	Exercise Price	of Options	Options	Exercise Price	of Options
$0.60	43,000	4.95	$0.60	$13.29	43,000	$0.60	$13.29
.98 - 1.29	47,300	4.04	0.98	12.91	47,300	0.98	12.91
2.50 - 2.89	105,350	1.87	2.72	11.17	105,350	2.72	11.17
6.14	43,000	6.28	6.14	7.75	43,000	6.14	7.75

	238,650	3.65	$2.61	$11.28	238,650	$2.61	$11.28

     As of December 31, 2005, all of the Company’s options were fully vested and the Company did not award any options during the three months or six months ended June 30, 2007 and 2006, respectively.
     During the three months and six months ended June 30, 2007, 60,200 and 73,100 options were exercised for the Company’s common stock, respectively. During the three months and six months ended June 30, 2007, the Company received additional consideration of approximately $150,500 and $182,750, respectively, from the exercise of the options. During the three months and six months ended June 30, 2006, 60,200 and 81,700 options were exercised for the Company’s common stock, respectively. During the three months and six months ended June 30, 2006, the Company received additional consideration of approximately $77,658 and $102,727, respectively, from the exercise of the options.

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
     The following table summarizes information with respect to stock appreciation rights outstanding as of June 30, 2007:

		Weighted
	Number of	Average
	SARS	Grant Price
Balance Outstanding at January 1, 2006	—	—

Granted	343,000	$9.94
Exercised	—	—
Forfeited	(5,000)	(9.94)

Balance Outstanding at December 31, 2006	338,000	$9.94

Granted	345,000	$12.88
Exercised	(109,330)	(9.94)
Forfeited	—	—

Balance Outstanding at June 30, 2007	573,670	$11.71

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
     The fair-value of stock-based compensation awards (SARS) granted on March 20, 2007 was estimated at the date of grant using the Black-Scholes valuation model, and was re-measured with the following weighted average assumptions as of June 30, 2007:

As of June 30,
2007
Volatility factor	29.1%
Risk-free interest yield	4.5%
Dividend yield	0.0%
Average life	5.4 years

     The fair-value of stock-based compensation awards (SARS) granted on March 21, 2006 was estimated at the date of grant using the Black-Scholes valuation model, and was re-measured with the following weighted average assumptions as of June 30, 2007 and 2006:

	As of June 30,
	2007	2006
Volatility factor	29.1%	30.1%
Risk-free interest yield	4.7%	5.1%
Dividend yield	0.00%	0.00%
Average life	4.5 years	5.5 years
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
     As a result of the adoption of SFAS 123R, the Company has reported, as a component of other liabilities on the balance sheet, share-based compensation liability at June 30, 2007 and 2006, of approximately $1,635,000 and $389,000, respectively. For the three months and six months ended June 30, 2007, the Company has reported, as a component of other operating and general expenses on the statement of income, share-based compensation expense of approximately $606,000 and $980,000. For the three months and six months ended June 30, 2007, this additional share-based compensation lowered pre-tax earnings by $606,000 and $980,000, respectively, lowered net income by $417,716 and $675,514, respectively, and lowered basic earnings per share by $0.03 and $0.06, respectively. For the three and six months ended June 30, 2007, diluted earnings per share were lowered by $0.04 and $0.06, respectively. For the three months and six months ended June 30, 2006, the Company has reported, as a component of other operating and general expenses on the statement of income, share-based compensation expense of approximately $344,000 and $389,000. For the three months and six months ended June 30, 2006, this additional share-based compensation lowered pre-tax earnings by $344,000 and $389,000, respectively, lowered net income by $226,280 and $256,740, respectively, and lowered basic earnings per share by $0.02 and $0.02, respectively. For the three and six months ended June 30, 2006, diluted earnings per share were lowered by $0.02 and $0.03, respectively.
     At June 30, 2007, the aggregate fair value of all outstanding SARS was approximately $3,362,000, with a weighted-average remaining contractual term of 9.32 years. The total compensation cost related to non-vested awards not yet recognized was approximately $1,727,000 with an expense recognition period of 2 years and 6 months.
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
     Operating Leases — The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Rent expense for the three months and six months ended June 30, 2007 was $230,903 and $468,476, respectively as compared with $230,224 and $459,594, respectively, for the comparable periods in the 2006 year.

     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months and six months ended June 30, 2007 was $53,100 and $106,200, respectively, as compared with $53,100 and $106,200, respectively, for the comparable periods in the 2006 year.
     Aggregate minimum rental commitments of the Company as of June 30, 2007 are as follows:

Year	Amount
2007	$433,799
2008	796,799
2009	545,999
2010	—
2011 and thereafter	—

Total	$1,776,597

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

     For the three months and six months ended June 30, 2007, Proformance was assessed $0 and $0, respectively, as its portion of the losses due to insolvencies of certain insurers, as compared with $0 and $0, respectively, for the comparable periods in the 2006 year. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments. In the event that the required assessment is greater than the amount accrued for via surcharges, the Company has the ability to increase its surcharge percentage to re-coup that amount. As of June 30, 2007 and 2006, the Company recorded $2,029,406 and $4,416,130, respectively as payable to NJPLIGA.
     A summary of the activity related to the change in our NJPLIGA recoverable is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Collected	$803,025	$842,567	$1,429,054	$1,439,412
Paid	—	—	—	—
Recoverable	782,706	556,837	782,706	556,837
     The Board of Directors of the NJPLIGA reviews the funding needs of the Unsatisfied Claim and Judgment Fund (UCJF) and NJPLIGA and authorizes assessments for each entity as necessary. The UCJF, as of January 2004, is responsible for payment of pedestrian PIP claims previously paid directly by auto insurers. These assessments reflect the cost of those claims and will be adjusted accordingly going forward. For the three months and six months ended June 30, 2007, Proformance was assessed $810,833 and $810,833, respectively, as compared with $1,009,652 and $1,009,652, respectively, for the comparable periods in the 2006 year. The net assessment payable by the Company was $810,833 and $1,009,652 as of June 30, 2007 and 2006, respectively. This amount is reflected as reinsurance payable and ceded written premiums and is not recoverable by the Company.
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
     As of June 30, 2007,we entered into a LAD agreement pursuant to which the PAIP business assigned to us by the State of New Jersey is transferred to Clarendon National Insurance Company, which writes and services the business in exchange for an agreed upon fee. As of June 30, 2006, we had entered into a LAD agreement pursuant to which the PAIP business assigned to us by the State of New Jersey was transferred to Clarendon National Insurance Company and Auto One Insurance Company (which assigned its rights and obligations under the LAD agreement to The Camden Fire Insurance Association, effective May 1, 2006) which write and service the business in exchange for an agreed upon fee.
     For the three months and six months ended June 30, 2007, the Company was assessed LAD fees of $75,563 and $163,579, respectively, in connection with payments to Clarendon National Insurance Company under the LAD agreement, as compared with $27,487 and $57,835, respectively, for the comparable periods in the 2006 year. For the three months and six months ended June 30, 2007, the Company was assessed an additional $0 and $0, respectively, in connection with payments made to Clarendon National Insurance Company during the prior year, as compared with $0 and $0, respectively, for the comparable periods in the 2006 year. For the three months and six months ended June 30, 2007, the Company was reimbursed $0 and $0, respectively, in connection with payments made to Clarendon National Insurance Company during the prior year, as compared with $0 and $0, respectively, for the comparable periods in the 2006 year.

     For the three months and six months ended June 30, 2007, the Company was assessed LAD fees of $0 and $0, respectively, in connection with payments to Auto One Insurance Company under the LAD agreement, as compared with $12,375 and $12,375, respectively, for the comparable periods in the 2006 year. For the three months and six months ended June 30, 2007, the Company was assessed an additional $0 and $0, respectively, in connection with payments made to Auto One Insurance Company during the prior year, as compared with $0 and $0, respectively, for the comparable periods in the 2006 year. For the three months and six months ended June 30, 2007, the Company received reimbursements of $0 and $0, respectively, in connection with payments made to Auto One Insurance Company during the prior year, as compared with $0 and $15,636, respectively, for the comparable periods in the 2006 year.
     For the three months and six months ended June 30, 2007, the Company would have been assigned $1,259,386 and $2,726,317 of premium, respectively, by the State of New Jersey under PAIP, if not for the LAD agreements that were in place, as compared with $797,251 and $1,404,209, respectively, for the comparable periods in the 2006 year. These amounts served as the basis for the fees to be paid to the LAD carriers.
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
     Proformance records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the three months and six months ended June 30, 2007, the Company has been assigned $140,773 and $297,736 of premiums, respectively, by the State of New Jersey under the CAIP, as compared with $249,087 and $525,858, respectively, for the comparable periods in the 2006 year. For the three months and six months ended June 30, 2007, the Company has been assigned $230,900 and $503,005 of losses, respectively, by the State of New Jersey under the CAIP, as compared with $319,915 and $703,864, respectively, for the comparable periods in the 2006 year. On a quarterly basis, the State of New Jersey remits a member a participation report and a cash settlement report. The net result of premiums assigned less paid losses, losses and loss adjustment expenses and other expenses plus investment income results in a net cash settlement due to or from the participating member. The reserving related to these assignments is calculated by the State of New Jersey with corresponding entries recorded on the Company’s consolidated financial statements.
New Jersey Automobile Insurance Risk Exchange
     The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company’s participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as other underwriting, acquisition and insurance related expenses. For the three months and six months ended June 30, 2007, we have been assessed $330,230 and $660,833, respectively, by NJAIRE, as compared with $393,818 and $783,061, respectively, for the comparable periods in the 2006 year. These assessments represent amounts to be paid to NJAIRE as it relates to the Company’s participation in its plan. For the three months and six months ended June 30, 2007, the Company received additional assessments of prior periods in the amount of $0 and $0, respectively, as compared with $0 and $0, respectively for the comparable periods in the 2006 year. For the three months and six months ended June 30, 2007, the Company received reimbursements of prior period assessments in the amount of $251,401 and $269,184, respectively, as compared with $261,472 and $530,730, respectively, for the comparable periods in the 2006 year.

8. Net Earnings Per Share
     Basic net income per share is computed based on the weighted average number of shares outstanding during the year. Diluted net income per share includes the dilutive effect of outstanding stock options, using the treasury stock method. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average price for the period. The difference between the number of shares issued and the number of shares purchased represents the dilutive shares.
     The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net Income applicable to common stockholders	$1,174,538	$3,027,259	$5,130,768	$7,011,953

Weighted average common shares — basic	11,122,472	11,250,350	11,119,933	11,215,496
Effect of dilutive securities:
Options	190,120	229,050	189,282	229,050

Weighted average common shares — diluted	11,312,592	11,479,400	11,309,215	11,444,546

Basic Earnings Per Share	$0.11	$0.27	$0.46	$0.63

Diluted Earnings per Share	$0.10	$0.26	$0.45	$0.61

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
     On April 21, 2005, an initial public offering of 6,650,000 shares of the Company’s common stock (after the 43-for-1 stock split) was completed. The Company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters discount) of $62,198,255. The Company contributed $43,000,000 to Proformance, which increased its statutory surplus. The additional capital will permit the Company to reduce its reinsurance purchases and to retain more of the direct written premiums produced by its Partner Agents. On May 8, 2006 and May 16, 2007, the Company contributed an additional $9,000,000 and $4,100,000, respectively, to Proformance, thereby further increasing its statutory surplus. The remainder of the capital raised will be used for general corporate purposes, including but not limited to possible additional increases to the capitalization of the existing subsidiaries.
10. Replacement Carrier Transactions
Hanover Insurance Company
     On February 21, 2006, the Company announced that its subsidiary, Proformance Insurance Company, had entered into a replacement carrier transaction with Hanover Insurance Company (“Hanover”) whereby Hanover will transfer its renewal obligations for New Jersey auto, homeowners, dwelling fire, personal excess liability and inland marine policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance offered renewal policies to approximately 16,000 qualified policyholders of Hanover. The Company and Proformance received approval of this transaction from the New Jersey Department of Banking and Insurance (NJDOBI) on February 16, 2006.
     Upon the Closing on February 21, 2006, Proformance paid Hanover a one-time fee of $450,000 in connection with this transaction. In addition, within 30 days of the closing, $100,000 was due to Hanover to reimburse Hanover for its expenses associated with this transaction. In May of 2007, the Company paid $666,129 to Hanover, representing the first of two annual payments equal to 5% of the written premium of the retained business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been, or will be recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the three months and six months ended June 30, 2007, the Company amortized $22,917 and $91,667 of the one-time fee and other expenses paid to Hanover, respectively, as compared with $68,750 and $91,667, respectively, for the comparable periods in the 2006 year. For the three months and six months ended June 30, 2007, the Company amortized $156,748 and $261,564 of the payment due Hanover based on 5% of the direct written premium, respectively, as compared with $13,368 and $13,370, respectively, for the comparable periods in the 2006 year.

     For the three months and six months ended June 30, 2007, direct written premium generated from Hanover renewal business was approximately $3,779,000 and $6,027,000, respectively, as compared with $3,544,000 and $3,545,000, respectively, for the comparable periods in the 2006 year.
     Hanover is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any Replacement Carrier Revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that Proformance writes upon renewal.
The Hartford
     On September 27, 2005 the Company announced that its subsidiary, Proformance Insurance Company, had entered into a replacement carrier transaction with The Hartford Financial Services Group, Inc (‘The Hartford”) whereby certain subsidiaries of The Hartford (Hartford Fire Insurance Company, Hartford Casualty Insurance Company, and Twin City Fire Insurance) will transfer their renewal obligations for New Jersey homeowners, dwelling fire, and personal excess liabilities policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance offered renewal policies to approximately 8,500 qualified policyholders of The Hartford. The Company and Proformance received preliminary approval of this transaction when they received a draft of the final consent order from the New Jersey Department of Banking and Insurance (NJDOBI) on September 27, 2005. Final approval of the transaction was received from the NJDOBI on November 22, 2005.
     Upon the Closing, Proformance was required to pay to The Hartford a one-time fee of $150,000. In addition, on May 15, 2007, Proformance paid a one-time payment to The Hartford in the amount $253,392, which represented 5% of the written premium of the retained business at the end of the twelve-month non-renewal period. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and were recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the three months and six months ended June 30, 2007, the Company amortized $0 and $12,500 of the one-time fee paid to The Hartford, respectively, as compared with $37,500 and $50,000, respectively, for the comparable periods in the 2006 year. For the three and six months ended June 30, 2007, the Company amortized ($5,845) and $113,507, respectively, of the payment due The Hartford based on 5% of the direct written premium, as compared with $16,244 and $16,285, respectively, for the comparable periods in the 2006 year.
     For the three months and six months ended June 30, 2007, direct written premium generated from The Hartford renewal business was approximately $1,158,000 and $2,208,000, respectively, as compared with $1,310,000 and $1,550,000, respectively, for the comparable periods in the 2006 year.
     The Hartford is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any Replacement Carrier Revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.

11. Treasury Stock
     On July 5, 2006, the Board of Directors of the Company authorized the repurchase of a maximum of 1,000,000 shares and a minimum of 200,000 shares of capital stock of the corporation within the next twelve months. On May 24, 2007, the Board of Directors of the Company authorized a one year extension of the buy-back program. As of June 30, 2007, the Company had repurchased 238,006 shares with an average price of $11.07. As of June 30, 2007, the Company is authorized to repurchase an additional 761,994 shares and has fulfilled the minimum repurchase requirement.
     The following table summarizes information with respect to the capital stock repurchase as of June 30, 2007:

	Number of Shares		Average
	Maximum	Minimum	Price
Balance at July 5, 2006	1,000,000	200,000
Repurchased	24,790	24,790	$9.39

Balance at July 31, 2006	975,210	175,210
Repurchased	56,448	56,448	9.92

Balance at August 31, 2006	918,762	118,762
Repurchased	34,418	34,418	10.28

Balance at September 30, 2006	884,344	84,344
Repurchased	—	—	—

Balance at October 31, 2006	884,344	84,344
Repurchased	—	—	—

Balance at November 30, 2006	884,344	84,344
Repurchased	50,593	50,593	11.38

Balance at December 31, 2006	833,751	33,751
Repurchased	—	—	—

Balance at January 31, 2007	833,751	33,751
Repurchased	—	—	—

Balance at February 28, 2007	833,751	33,751
Repurchased	46,758	33,751	12.90

Balance at March 31, 2007	786,993	—	—
Repurchased	19,774	—	12.12

Balance at April 30, 2007	767,219	—
Repurchased	1,725	—	12.94

Balance at May 31, 2007	765,494	—
Repurchased	3,500	—	$13.22

Balance at June 30, 2007	761,994	—

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
     During the six months ended June 30, 2007, the New Jersey auto insurance market continued to remain competitive. In continued response to the competitive landscape of the New Jersey auto insurance market we filed for and received approval for various rate changes designed so that our rates remained competitive for the segment of the New Jersey auto insurance market that we focus on. In addition, our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers. In addition, for the three months ended June 30, 2007, commercial and homeowners insurance business increased to 20.9% and 19.5% of our total business, respectively, from 16.6% and 15.0% of our total business, respectively, in the same period in the prior year. For the six months ended June 30, 2007, commercial and homeowners insurance business increased to 23.0% and 18.3% of our total business, respectively, from 18.1% and 13.8% of our total business, respectively, in the same period in the prior year. We have also experienced continued success in packaging the mono-line auto business with the related homeowners policy, thereby further increasing our package policy percentage.
     For the three months ended June 30, 2007, our direct written premium decreased by $1.1 million, or 2.1% to $51.4 million from $52.5 million in the comparable period in 2006. For the six months June 30, 2007, our direct written premium increased by $2.9 million, or 3.2% to $92.7 million from $89.8 million in the comparable period in 2006.

     For the three months ended June 30, 2007, the decrease is primarily due to the following: new business generated by our partner agents increased by $2.4 million to $12.4 million from $10.0 million in the comparable 2006 period, including new business from our BlueStar auto insurance product in the amount of $2.6 million. This was offset by attrition of existing business of $1.0 million and $0.2 million, respectively, as well as a $12.5 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
     For the six months ended June 30, 2007, the increase is primarily due to the following: new business generated by our partner agents increased by $4.8 million to $20.9 million from $16.1 million in the comparable 2006 period, including new business from our BlueStar auto insurance product in the amount of $2.6 million. This was offset by attrition of existing business of $2.9 million and $2.1 million, respectively, as well as a $15.1 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in continued closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
     As of June 30, 2007, our shareholders’ equity was $154.6 million, up from shareholders’ equity of $150.9 million as of December 31, 2006, reflecting a 4.96% compounded annual growth rate. Included in shareholders’ equity is $62.2 million as a result of our initial public offering, which was completed on April 21, 2005.
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
     As a result of New Jersey’s “take all comers” requirement, we are obligated to underwrite a broad spectrum of personal automobile insurance risks. To address this potential problem, since 1998 Proformance has utilized a tiered rating system to price its policies which includes five (5) rating tiers which are based upon the driving records of the policyholders. The purpose of the rating tiers is to modify the premiums to be charged for each insured vehicle on the personal automobile policy so that the premiums charged accurately reflect the underwriting exposures presented to Proformance. As of June 30, 2007, the rating tier modifiers and the distribution of risks within the tiers were as follows:

	Premium
	Modifications	Percent of Total
Tier Designation	Factor	Vehicles
Tier A	0.88	33.3%
Tier One	1.00	59.1%
Tier Two	1.70	6.7%
Tier Three	2.25	0.2%
Tier Four	2.60	0.7%

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
     We believe that proper recognition of emerging trends, and an active response to those trends, is essential for our business. In addition, we believe that the entrants to the New Jersey personal automobile insurance marketplace, such as Mercury General, 21st Century Insurance and GEICO, have provided a new level of competition not previously experienced by us or by our long-term competitors, which could have a material effect on our ability to meet sales goals or maintain adequate rates for our insurance products.
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

     During the six months ended June 30, 2007, the New Jersey auto insurance market continued to remain competitive. In continued response to the competitive landscape of the New Jersey auto insurance market we filed for and received approval for various rate changes designed so that our rates remained competitive for the segment of the New Jersey auto insurance market that we focus on. In addition, our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers. In addition, for the three months ended June 30, 2007, commercial and homeowners insurance business increased to 20.9% and 19.5% of our total business, respectively, from 16.6% and 15.0% of our total business, respectively, in the same period in the prior year. For the six months ended June 30, 2007, commercial and homeowners insurance business increased to 23.0% and 18.3% of our total business, respectively, from 18.1% and 13.8% of our total business, respectively, in the same period in the prior year. We have also experienced continued success in packaging the mono-line auto business with the related homeowners policy, thereby further increasing our package policy percentage.
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
     As a result of the adoption of SFAS 123R, the Company has reported, as a component of other liabilities on the balance sheet, share-based compensation liability at June 30, 2007 and 2006, of approximately $1,635,000 and $389,000, respectively. For the three months and six months ended June 30, 2007, the Company has reported, as a component of other operating and general expenses in the statement of income, share-based compensation expense of approximately $606,000 and $980,000, respectively.
Revenues
     We derive our revenues primarily from the net premiums we earn, net investment income we earn on our invested assets and revenue associated with replacement carrier transactions. Net premiums earned is the difference between the premiums we earn from the sales of insurance policies and the portion of those premiums that we cede to our reinsurers.
     Investment income consists of the income we earn on our fixed income and equity investments as well as short term investments. The “other income” we earn consists of service fees charged to insureds that pay on installment plans, commission received by NAIA from third party business and revenue from our contract with AT&T in which we provide claims handling and risk data reporting on general liability, automobile liability and physical damage and household move claims. The agreement with AT&T expired on October 15, 2006, was not renewed and is currently in run-off.
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
     For the three months and six months ended June 30, 2007, reserves have decreased by $6.3 million and $8.4 million, respectively, due to an acceleration in auto liability claim settlements, which began in 2006; the change in business mix to property lines of business, which are more profitable and whose claims are settled more quickly. In addition, the loss development patterns we have observed for PIP medical losses are now more consistent with industry loss development for this coverage.

     For the three months ended June 30, 2007, we released $0.8 million in reserves for prior years. This includes a reduction in personal auto no-fault reserves in the amount of $0.4 million, other liability reserves in the amount of $0.4 million, auto physical damage reserves in the amount of $0.3 million, and commercial auto liability reserves in the amount of $0.2 million, offset by an increase in homeowners reserves in the amount of $0.5 million.
     For the six months ended June 30, 2007, we released $2.3 million in reserves for prior years. This includes a reduction in personal auto no-fault reserves in the amount of $1.9 million and commercial auto liability reserves in the amount of $1.1 million, offset by increases in other liability reserves in the amount of $0.4 million and homeowners reserves in the amount of $0.4 million.
     During 2006, we made a change in a key assumption to the estimates of liabilities for loss and loss adjustment expenses. Higher initial (factor) reserves are being posted for new liability claims and the timeframes for establishing an ultimate value of liability has been accelerated. As a result, we place more reliance on projected claim counts and paid loss development methods rather than on incurred loss development techniques. During the three months and six months ended June 30, 2007, there were no changes in the loss reserving procedures implemented by our claims department.
     The table below sets forth the types of reserves we maintain for our lines of business and indicates the amount of reserves as of June 30, 2007 for each line of business.
National Atlantic Holdings Corporation
Breakout of Reserves by Line of Business
As of June 30, 2007

	Direct	Assumed			Total Balance
	Case	Case	Direct	Assumed	Sheet
	Reserves	Reserves	IBNR	IBNR	Reserves

			(in thousands)
Line of Business:
Fire	$—	$49	$—	$—	$49
Allied	—	3	—	—	3
Homeowners	6,713	—	7,307	514	14,534
Personal Auto	73	—	235	6	314
Commercial Auto	90,753	5	38,177	7,214	136,149
Other Liability	10,702	1,025	18,716	1,476	31,919

Total Reserves	$108,241	$1,082	$64,435	$9,210	$182,968

Reinsurance Recoverables on Unpaid Losses					18,175

Total Net Reserves					$164,793

     In establishing our net reserves as of June 30, 2007, our actuaries determined that the range of reserve estimates at that date was between $154.8 million and $177.1 million. The amount of net reserves at June 30, 2007, which represents the best estimate of management and our actuaries within that range, was $164.8 million. There are two major factors that could result in ultimate losses below management’s best estimate:
•	The volume of reported losses and reported claim frequency for the accident years 2005 and 2006 are at a lower rate than prior periods, especially for personal auto liability. If this development continues, reserves for accident years could be redundant.

•	We believe that the claims department has improved its claims handling practices during the past two years with regard to claims reserving and settlement. These improvements could result in lower loss development factors than those which currently underlie our actuarial estimates.

There are two major factors that could result in ultimate losses above management’s best estimate:
•	Loss trends (both frequency and severity) have been declining in recent years in the New Jersey personal auto insurance market. If loss trends become unfavorable, our reserves could be deficient. In addition, the DiProspero v. Penn decision of the New Jersey Supreme Court, which potentially increases a claimant’s right to sue for serious injury, could impact future claims frequency.

•	Claims for uninsured motorists generally have a longer development period than other liability losses. If the frequency of uninsured motorist claims increases beyond our current estimated levels, loss emergence could be greater than what we projected in our loss development analysis.
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
Results of Operations
     For the three months ended June 30, 2007, our direct written premium decreased by $1.1 million, or 2.1% to $51.4 million from $52.5 million in the comparable period in 2006. For the six months June 30, 2007, our direct written premium increased by $2.9 million, or 3.2% to $92.7 million from $89.8 million in the comparable period in 2006.
     For the three months ended June 30, 2007, the decrease is primarily due to the following: new business generated by our partner agents increased by $2.4 million to $12.4 million from $10.0 million in the comparable 2006 period, including new business from our BlueStar auto insurance product in the amount of $2.6 million. This was offset by attrition of existing business of $1.0 million and $0.2 million, respectively, as well as a $12.5 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
     For the six months ended June 30, 2007, the increase is primarily due to the following: new business generated by our partner agents increased by $4.8 million to $20.9 million from $16.1 million in the comparable 2006 period, including new business from our BlueStar auto insurance product in the amount of $2.6 million. This was offset by attrition of existing business of $2.9 million and $2.1 million, respectively, as well as a $15.1 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
     The table below shows certain of our selected financial results for the three months and six months ended June 30, 2007 and 2006 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Direct written premiums	$51,403	$52,506	$92,687	$89,838
Net written premiums	47,741	49,235	85,792	84,476
Net premiums earned	40,766	38,464	80,359	77,310
Net investment income	4,262	4,000	8,530	7,789
Net realized investment (losses) gains	(19)	113	250	298
Other income	414	421	733	793

Total revenue	$45,423	$42,998	$89,872	$86,190

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Costs and Expenses:
Losses and loss adjustment expenses incurred	$29,146	$25,240	$54,668	$50,386
Underwriting, acquisition and insurance related expenses	13,601	12,388	26,171	24,048
Other operating and general expenses	855	772	1,415	1,191

Total costs and expenses	43,602	38,400	82,254	75,625

Income before income taxes	1,821	4,598	7,618	10,565
Income taxes	646	1,571	2,487	3,553

Net income	$1,175	$3,027	$5,131	$7,012

     For the three months and six months ended June 30, 2007 compared to the three months and six months ended June 30, 2006
Direct Written Premiums. For the three months ended June 30, 2007, our direct written premium decreased by $1.1 million, or 2.1% to $51.4 million from $52.5 million in the comparable period in 2006. For the six months June 30, 2007, our direct written premium increased by $2.9 million, or 3.2% to $92.7 million from $89.8 million in the comparable period in 2006.
     For the three months ended June 30, 2007, the decrease is primarily due to the following: new business generated by our partner agents increased by $2.4 million to $12.4 million from $10.0 million in the comparable 2006 period, including new business from our BlueStar auto insurance product in the amount of $2.6 million. This was offset by attrition of existing business of $1.0 million and $0.2 million, respectively, as well as a $12.5 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
     For the six months ended June 30, 2007, the increase is primarily due to the following: new business generated by our partner agents increased by $4.8 million to $20.9 million from $16.1 million in the comparable 2006 period, including new business from our BlueStar auto insurance product in the amount of $2.6 million. This was offset by attrition of existing business of $2.9 million and $2.1 million, respectively, as well as a $15.1 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
Net Written Premiums. Net written premiums for the three months ended June 30, 2007 decreased by $1.5 million, or 3.0%, to $47.7 million from $49.2 million in the comparable 2006 period. Net written premiums for the six months ended June 30, 2007 increased by $1.3 million, or 1.5%, to $85.8 million from $84.5 million in the comparable 2006 period. Ceded premiums as a percentage of direct written premiums for the three months and six months ended June 30, 2007 was 7.6% and 7.6%, as compared with 6.8% and 6.6%, respectively, in the same periods in the prior year. The increase in ceded premiums was primarily due to an overall increase in rate for the catastrophe excess treaties and additional coverage under the property per risk treaty.
Net Premiums Earned. Net premiums earned for the three months ended June 30, 2007 increased by $2.3 million, or 6.0%, to $40.8 million from $38.5 million in the comparable 2006 period. Net premiums earned for the six months ended June 30, 2007 increased by $3.1 million, or 4.0%, to $80.4 million from $77.3 million in the comparable 2006 period.
Net Investment Income. Net investment income for the three months ended June 30, 2007 increased by $0.3 million, or 7.5%, to $4.3 million from $4.0 million in the comparable 2006 period. Net investment income for the six months ended June 30, 2007 increased by $0.7 million, or 9.0%, to $8.5 million from $7.8 million in the comparable 2006 period. The increase was primarily due to an increase in invested assets which were $335.0 million and $309.4 million at June 30, 2007 and 2006, respectively. Our average book yield to maturity as of June 30, 2007 and 2006 was 5.65% and 5.67%, respectively.
Net Realized Investment Gain. Net realized investment gain for the three months ended June 30, 2007 decreased $0.1 million to $0.0 million from $0.1 million in the comparable 2006 period. Net realized investment gain for the six months ended June 30, 2007 and 2006 was $0.3 million and $0.3 million, respectively.
Other Income. Other income for the three months ended June 30, 2007 and 2006 was $0.4 million and $0.4 million, respectively. Other income for the six months ended June 30, 2007 and 2006 was $0.7 million and $0.8 million, respectively. The decrease in other income is primarily related to a decrease in revenue related to claims handling services provided by Riverview in connection with the AT&T contract as the agreement expired on October 15, 2006, was not renewed and is currently in run-off. Claims handling revenue for the three months ended June 30, 2007 and 2006 was $0.0 million and $0.1 million, respectively. Claims handling revenue for the six months ended June 30, 2007 and 2006 was $0.0 million and $0.2 million, respectively.
Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses incurred for the three months ended June 30, 2007 increased by $3.9 million, or 15.5%, to $29.1 million from $25.2 million in the comparable 2006 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2007 increased by $4.3 million, or 8.5%, to $54.7 million from $50.4 million in the comparable 2006 period. As a percentage of net premiums earned, losses and loss adjustment expenses incurred for the three months ended June 30, 2007 was 71.3% compared to 65.5% for the three months ended June 30, 2006. This increase is due to the increase in the frequency of vehicle damage claims (both property damage liability and collision) reported to the Company during the three months ended June 30, 2007. The ratio of net incurred losses, excluding loss adjustment expenses, to net premiums earned for the three months ended June 30, 2007 and 2006 was 65.7% and 65.5%, respectively. As a percentage of net premiums earned, losses and loss adjustment expenses incurred for the six months ended June 30, 2007 was 68.0% compared to 65.2% for the six months ended June 30, 2006. The ratio of net incurred losses, excluding loss adjustment expenses, to net premiums earned for the six months ended June 30, 2007 and 2006 was 61.6% and 60.7%, respectively.

Underwriting, Acquisition and Insurance Related Expenses. Underwriting, acquisition and insurance related expenses for the three months ended June 30, 2007 increased by $1.2 million, or 9.7%, to $13.6 million from $12.4 million in the comparable 2006 period. Underwriting, acquisition and insurance related expenses for the six months ended June 30, 2007 increased by $2.2 million, or 9.2%, to $26.2 million from $24.0 million in the comparable 2006 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the three months ended June 30, 2007 was 28.5% as compared to 25.2% for the comparable 2006 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the six months ended June 30, 2007 was 30.5% as compared to 28.5% for the comparable 2006 period. Underwriting, acquisition and insurance related expenses, excluding changes in deferred acquisition costs for the three months ended June 30, 2007 and 2006 were $13.5 million and $13.8 million, respectively. Underwriting, acquisition and insurance related expenses, excluding changes in deferred acquisition costs for the six months ended June 30, 2007 and 2006 were $26.1 million and $24.3 million, respectively. The effect of a change in the deferred acquisition cost asset is recorded as a reduction of underwriting, acquisition and insurance related expenses. For the three months ended June 30, 2007, commission expense increased by $0.2 million to $7.1 million from $6.9 million in the comparable 2006 period. For the six months ended June 30, 2007, commission expense increased by $1.7 million to $12.8 million from $11.1 million in the comparable 2006 period. In addition, salary expense for the three months ended June 30, 2007 increased by $0.2 million to $4.3 million from $4.1 million in the comparable 2006 period. For the six months ended June 30, 2007, salary expense increased by $0.5 million to $8.8 million from $8.3 million in the comparable 2006 period.
Other Operating and General Expenses. Other operating and general expenses for the three months ended June 30, 2007 increased by $0.1 million, or 12.5%, to $0.9 million from $0.8 million in the comparable 2006 period. Other operating and general expenses for the six months ended June 30, 2007 increased by $0.2 million, or 16.7%, to $1.4 million from $1.2 million in the comparable 2006 period. The increase in other operating and general expenses for the three months ended June 30, 2007 is primarily related to an increase in share based compensation expense offset by a decrease in professional fees. For the three months ended June 30, 2007 and 2006, share based compensation expense was $0.6 million and $0.4 million, respectively. For the three months ended June 30, 2007 and 2006, professional fees were $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2007 and 2006, share based compensation expense was $1.0 million and $0.4 million, respectively. For the six months ended June 30, 2007 and 2006, professional fees were $0.4 million and $0.8 million, respectively.
Income Tax Expense. Income tax expense for the three months ended June 30, 2007 and 2006 was $0.6 million and $1.6 million, respectively. Income tax expense for the six months ended June 30, 2007 and 2006 was $2.5 million and $3.6 million, respectively. The decrease in tax expense for the three months and six months ended June 30, 2007, as compared to the same periods in the prior year was primarily due to a decrease in income before tax.
Net Income. Net income for the three months ended June 30, 2007 and 2006 was $1.2 million and $3.0 million, respectively. Net income for the six months ended June 30, 2007 and 2006 was $5.1 million and $7.0 million, respectively
Liquidity and Capital Resources
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

     Our consolidated cash flow provided by operations was $3.6 million and $3.1 million for each of the three months ended June 30, 2007 and 2006, respectively. Our consolidated cash flow provided by operations was $4.3 million and $5.6 million for each of the six months ended June 30, 2007 and 2006, respectively. The cash flow provided by operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 increased primarily due to a decrease in reinsurance recoverables and receivables, partially offset by a decrease in unpaid losses and loss adjustment expenses. Unearned premiums increased by $7.4 million during the three months ended June 30, 2007, which was partially offset by an increase in premiums receivable. In addition, income taxes payable decreased by $1.9 million for the three months ended June 30, 2007 as the Company made estimated tax payments of $1.9 million during the period.
     The cash flow provided by operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 decreased primarily due to a decrease in income taxes payable as the Company made estimated payments in the amount of $5.8 million during the period as compared with $1.3 million during the same period in the prior year. For the six months ended June 30, 2007, unpaid losses and loss adjustment expenses decreased $8.8 million as compared with a decrease of $13.8 million which occurred during the six months ended June 30, 2006. Unearned premiums for the six months ended June 30, 2007 increased $6.1 million as compared to an increase of $7.8 million which occurred during the six months ended June 30, 2006. Premiums receivable for the six months ended June 30, 2007 increased $4.5 million as compared to an increase of $6.5 million which occurred during the six months ended June 30, 2006. In addition, the deferred acquisition cost asset increased by $0.0 for the six months ended June 30, 2007, as compared with an increase of $1.2 million for the six months ended June 30, 2006.
     For the three months ended June 30, 2007 and 2006, our consolidated cash flow used in investing activities was $25.6 million and $8.8 million, respectively. For the six months ended June 30, 2007 and 2006, our consolidated cash flow used in investing activities was $18.7 million and $12.8 million, respectively. The increase in cash used in investing activities for the three months and six months ended June 30, 2007 as compared to the same period in the prior year is primarily related to an increase in the purchase of fixed income securities, offset by a decrease in cash equivalents.
     For the three months ended June 30, 2007 and 2006, our consolidated cash flow (used in) provided by financing activities was ($0.2) million and $0.1 million, respectively. For the six months ended June 30, 2007 and 2006, our consolidated cash flow (used in) provided by financing activities was ($0.7) million and $0.1 million, respectively. For the three months and six months ended June 30, 2007, the increase in our cash flow used in financing activities is related to the repurchase of capital stock as authorized by the board of directors on July 5, 2006.
     The effective duration of our investment portfolio was 4.1 years as of June 30, 2007. By contrast, our liability duration was approximately 3.5 years as of June 30, 2007. We do not believe this difference in duration adversely affects our ability to meet our current obligations because we believe our cash flows from operations and investing activities are sufficient to meet those obligations. Pursuant to our tax planning strategy, we invested the $40.6 million received from the Ohio Casualty replacement carrier transaction in long-term bonds in accordance with Treasury Ruling Regulation 1.362-2, which allows us to defer the payment of income taxes on the associated replacement carrier revenue until the underlying securities are either sold or mature. The effective duration of our investment portfolio, when excluding these securities is reduced from 4.1 years to 3.6 years.
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
     On April 21, 2005, an initial public offering of 6,650,000 shares of the Company’s common stock (after the 43-for-1 stock split) was completed. The Company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters’ discount) of $62,198,255. The Company contributed $43,000,000 to Proformance, which increased its statutory surplus. The additional capital allowed the Company to reduce its reinsurance purchases and to retain more of the direct written premiums produced by its Partner Agents. On May 8, 2006 and May 16, 2007, the Company contributed an additional $9,000,000 and $4,100,000, respectively, to Proformance, thereby further increasing its statutory surplus. The remainder of the capital raised will be used for general corporate purposes, including but not limited to possible additional increases to the capitalization of the existing subsidiaries.
     There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from Proformance are subject to restrictions relating to statutory surplus and earnings. Proformance may not make an “extraordinary dividend” until 30 days after the Commissioner of the New Jersey Department of Banking and Insurance (which we refer to as the Commissioner) has received notice of the intended dividend and has not objected or has approved it in such time. An extraordinary dividend is defined as any dividend or distribution whose fair market value together with that of other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income (excluding realized capital gains) for the twelve-month period ending on the preceding December 31, in each case determined in accordance with statutory accounting practices. Under New Jersey law, an insurer may pay dividends that are not considered extraordinary only from its unassigned funds, also known as its earned surplus. The insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs following payment of any dividend or distribution to stockholders. As of the date hereof, Proformance is permitted to pay dividends without the approval of the Commissioner as it has unassigned surplus of $10,245,112.
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
     The Company entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Rent expense for the three months and six months ended June 30, 2007 and 2006 was $230,903 and $468,476, respectively as compared with $230,224 and $459,594, respectively for the comparable periods in the 2006 year.
     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months and six months ended June 30, 2007 and 2006 was $53,100 and $106,200, respectively, as compared with $53,100 and $106,200, respectively, for the comparable periods in the 2006 year.
     Aggregate minimum rental commitments of the Company as of June 30, 2007 are as follows:

Year	Amount
2007	$433,799
2008	796,799
2009	545,999
2010	—
2011 and thereafter	—

Total	$1,776,597

     In connection with the lease agreement, the Company obtained a letter of credit in the amount of $300,000 as security for payment of the base rent.

Investments
     As of June 30, 2007 and December 31, 2006, Proformance maintained a high quality investment portfolio. The Moody’s credit quality of the fixed income portfolio ranges from “AAA” to “BAA1” and the average credit quality is “AA1”.
     As of June 30, 2007 and December 31, 2006, we did not hold any securities that were not publicly traded, because our investment policy prohibits us from purchasing those securities. In addition, at those dates, we did not have any non-investment grade fixed income securities.
     Unrealized losses on held-to-maturity securities, aged less than and greater than twelve months, as of June 30, 2007 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$606,389	$(46,805)	$5,929,300	$(203,052)	$6,535,689	$(249,857)
State, local government and agencies	2,511,530	(105,872)	212,254	(14,763)	2,723,784	(120,635)
Industrial and miscellaneous	1,969,127	(59,308)	29,308,230	(1,183,021)	31,277,357	(1,242,329)

Total Investments — Held-to-Maturity	$5,087,046	$(211,985)	$35,449,784	$(1,400,836)	$40,536,830	$(1,612,821)

     Unrealized losses on available-for-sale securities, aged less than and greater than twelve months, as of June 30, 2007 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$63,826,646	$(419,683)	$137,259,843	$(1,873,249)	$201,086,489	$(2,292,932)
State, local government and agencies	36,638,105	(345,641)	20,919,861	(263,413)	57,557,966	(609,054)
Industrial and miscellaneous	6,834,085	(90,661)	3,871,001	(108,077)	10,705,086	(198,738)
Mortgage-backed securities	2,051,913	(14,053)	998,620	(13,171)	3,050,533	(27,224)

Total fixed maturities	109,350,749	(870,038)	163,049,325	(2,257,910)	272,400,074	(3,127,948)

Other Investments:
Equity securities	13,305	(545)	417,600	(27,445)	430,905	(27,990)

Total Investments — Available-for-Sale	$109,364,054	$(870,583)	$163,466,925	$(2,285,355)	$272,830,979	$(3,155,938)

     As of June 30, 2007, the Company has two hundred and sixty-one securities in the less than twelve month category and two hundred and thirty-four securities in the twelve months or more category. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.

     Unrealized losses on held-to-maturity securities, aged less than and greater than twelve months, as of December 31, 2006 were as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$645,084	$(9,977)	$5,889,375	$(243,106)	$6,534,459	$(253,083)
State, local government and agencies	2,788,654	(57,769)	—	—	2,788,654	(57,769)
Industrial and miscellaneous	10,364,364	(159,398)	20,094,937	(302,849)	30,459,301	(462,247)

Total Investments — Held-to-Maturity	$13,798,102	$(227,144)	$25,984,312	$(545,955)	$39,782,414	$(773,099)

     Unrealized losses on available-for-sale securities, aged less than and greater than twelve months, as of December 31, 2006 were as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
				(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$36,677,390	$(121,768)	$142,710,619	$(1,738,102)	$179,388,009	$(1,859,870)
State, local government and agencies	17,505,739	(49,894)	24,555,792	(241,685)	42,061,531	(291,579)
Industrial and miscellaneous	4,230,424	(26,377)	3,860,237	(130,487)	8,090,661	(156,864)
Mortgage-backed securities	488,032	(2,572)	1,002,400	(12,576)	1,490,432	(15,148)

Total fixed maturities	58,901,585	(200,611)	172,129,048	(2,122,850)	231,030,633	(2,323,461)

Other Investments:
Equity securities	—	—	877,488	(111,057)	877,488	(111,057)

Total Investments — Available-for-Sale	$58,901,585	$(200,611)	$173,006,536	$(2,233,907)	$231,908,121	$(2,434,518)

     As more fully described above under “–– Critical Accounting Policies –– Investment Accounting Policy –– Impairment”, in accordance with the guidance of paragraph 16 of SFAS 115, should an other-than-temporary impairment be determined, we recognize such loss on the income statement and we write down the value of the security and treat the adjusted value as the new cost basis of the security.
     Our gross unrealized losses represented 1.41% of cost or amortized cost of the investment portfolio as of June 30, 2007. Fixed maturities represented 99.9% of the investment portfolio and 99.4% of the unrealized losses as of June 30, 2007.

     Our fixed income securities in an unrealized loss position have an average “AA1” credit rating by Moody’s, with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of our ongoing security monitoring process by our investment manager and investment committee, it was concluded that no securities in the portfolio were considered to be other than temporarily impaired as of June 30, 2007. We believe, with the investment committee’s confirmation, that securities that are temporarily impaired that continue to pay principal and interest in accordance with their contractual terms, will continue to do so.
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
     As of June 30, 2007 and as of December 31, 2006, our fixed income portfolio was 73.4% and 63.5%, concentrated in U.S. government securities and securities of government agencies and authorities that carry an “Aaa” rating from Moody’s, respectively.

     As of June 30, 2007 and as of December 31, 2006, we did not have any securities which had a material difference between fair market value and cost basis. The following summarizes our unrealized losses by designated category as of June 30, 2007.
Securities in an Unrealized Loss Position for Less than 6 Months

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$79,261,537	$78,510,901	$(750,636)	(.95)%
Equities	$13,850	$13,305	$(545)	(3.94)%
Securities in an Unrealized Loss Position for 6 to 12 Months

% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$36,258,281	$35,926,894	$(331,387)	(.91)%
Equities	—	—	—	—%
Securities in an Unrealized Loss Position for greater than 12 months

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$202,157,854	$198,499,108	$(3,658,746)	(1.81)%
Equities	$445,045	$417,600	$(27,445)	(6.17)%
Securities with a Decline in Fair Value Below Carrying Values Less than 20%

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$317,677,672	$312,936,903	$(4,740,769)	(1.49)%
Equities	$458,895	$430,905	$(27,990)	(6.10)%
Securities with a Decline in Fair Value below Carrying Values of 20%-50%

% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	—	—	—	—
Equities	—	—	—	—
Securities with a Decline in Fair Value Below Carrying Values Greater than 50%

% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	—	—	—	—
Equities	—	—	—	—

Contractual Obligations
     The following table summarizes our long-term contractual obligations and credit-related commitments as of June 30, 2007.

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Loss and Loss Adjustment Expenses (1)	$95,143,400	$61,294,306	$23,785,850	$2,744,521	$182,968,077
Operating Lease Obligations (2)	$867,599	$908,998	$—	$—	$1,776,597

(1)	As of June 30, 2007 we had net property and casualty reserves of $183.0 million. The amounts and timing of these obligations are not set contractually. Nonetheless, based on cumulative property and casualty claims paid over the last ten years, we anticipate that approximately 33.4% will be paid within a year, an additional 48.5% between one and three years, 16.5% between three and five years and 1.6% in more than five years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this payment estimate because of the potential impact from changes in:
•	the legal environment whereby court decisions and changes in backlogs in the court system could influence claim payout patterns.

•	our mix of business because property and first-party claims settle more quickly than bodily injury claims.

•	claims staffing levels — claims may be settled at a different rate based on the future staffing levels of the claim department.

•	reinsurance programs — changes in Proformance’s retention will influence the payout of the liabilities. As Proformance’s net retention increases, the liabilities will take longer to settle than in past years.

•	loss cost trends — increases/decreases in inflationary factors (legal and economic) will influence ultimate claim payouts and their timing.

(2)	Represents our minimum rental commitments as of June 30, 2007 pursuant to our seven-year lease agreement for the use of our office space and equipment at 4 Paragon Way, Freehold, NJ 07728 and our four-year lease agreement for the use of our office space and equipment at 3 Paragon Way, Freehold, NJ 07728.
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

	Fair Value
	-100 Basis		+100 Basis
	Point	As of	Point
	Change	06/30/2007	Change
	($ in thousands)
Fixed maturities and preferred stocks	$346,252	$332,473	$318,695
Cash and cash equivalents	$11,188	$11,188	$11,188

Total	$357,440	$343,661	$329,883

	Fair Value
	-100 Basis		+100 Basis
	Point	As of	Point
	Change	12/31/2006	Change
	($ in thousands)
Fixed maturities and preferred stocks	$329,274	$316,396	$303,519
Cash and cash equivalents	26,288	26,288	26,288

Total	$355,562	$342,684	$329,807

Equity Risk
     Equity risk is the risk that we will incur economic losses due to adverse changes in the prices of equity securities in our investment portfolio. Our exposure to changes in equity prices primarily result from our holdings of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values of our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimate that such a decline in equity market prices would decrease the market value of our equity investments by approximately $43,090 and $242,740 respectively, based on our equity positions as of June 30, 2007 and December 31, 2006.
     As of June 30, 2007, approximately 0.1% of our investment portfolio was invested in equity securities. We continuously evaluate market conditions regarding equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.
Credit Risk
     We have exposure to credit risk as a holder of fixed income securities. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines to reduce our credit risk. As of June 30, 2007, approximately 73.4% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, 24% was invested in other fixed income securities rated “Aaa”/“Aa” by Moody’s, and 2.5 % was invested in fixed income securities rated “A” by Moody’s and 0.1% was invested in other fixed income securities rated “Baa1.” As of June 30, 2007, we do not own any securities with a rating of less than “Baa1.”
     We are also subject to credit risks with respect to our third-party reinsurers. Although reinsurers are liable to us to the extent we cede risks to them, we are ultimately liable to our policyholders on all these risks. As a result, reinsurance does not limit our ultimate obligation to pay claims to policyholders and we may not be able to recover claims made to our reinsurers.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
     As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our CEO and CAO concluded, as of the end of the period covered by this report, that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives
Changes in Internal Control over Financial Reporting
     Management has evaluated, with the participation of our CEO and CAO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2007. In connection with such evaluation, we have determined that there was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2007 that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors
     There have been no significant changes in the risk factors since those disclosed in the Company’s Form 10-K/A (File No. 000-51127) filed by the Company with the Securities and Exchange Commission on March 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The 2007 Annual Meeting of Shareholders of NAHC was held on May 23, 2007. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against, abstentions and the number of broker non-votes, as applicable, with respect to each matter:
1.	The three directors proposed by the Company for election as Class III directors were elected to three year terms by the following vote:

Director Name	Shares For	Shares Withheld
James V. Gorman	9,388,721	194,135
Martin I. Krupnick	9,398,404	184,452
Thomas M. Mulhare	9,503,941	78,915
2.	The shareholders ratified the appointment of Beard Miller Company LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.

Shares Voted For:	9,528,341
Shares Voted Against:	47,905
Shares Abstaining:	6,610
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

Frank J. Prudente
Executive Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: August 9, 2007