Form 10-Q
period 2007-09-30
NATIONAL ATLANTIC HOLDINGS CORP
filed 2007-11-09
CIK 946492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2007, there were outstanding 11,033,687 Common Shares, no par value per share, of the Registrant.

Page
Number
PART I

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	42

PART II

Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 5. Other Information	43
Item 6. Exhibits	43
EX-11.1: STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

EX-31.1: CERTIFICATION

EX-31.2: CERTIFICATION

EX-32.1: CERTIFICATION

EX-32.2: CERTIFICATION

EX-11.1: STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

EX-31.1: CERTIFICATION

EX-31.2: CERTIFICATION

EX-32.1: CERTIFICATION

EX-32.2: CERTIFICATION
EX-11.1: STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

ii

PART I
Item 1. Financial Statements.
NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Investments: (Note 4)
Fixed maturities held-to-maturity (fair value at September 30, 2007 and December 31, 2006 was $41,162 and $41,401, respectively)	$42,140	$42,168
Fixed maturities available-for-sale (amortized cost at September 30, 2007 and December 31, 2006 was $286,863 and $275,810, respectively)	286,707	273,724
Equity securities (cost at September 30, 2007 and December 31, 2006 was $1,459 and $2,288, respectively)	1,376	2,427
Short-term investments (cost at September 30, 2007 and December 31, 2006, was $457 and $453, respectively)	457	453

Total investments	330,680	318,772
Cash and cash equivalents	16,155	26,288
Accrued investment income	4,523	4,122
Premiums receivable — net	56,140	49,976
Reinsurance recoverables and receivables	22,618	26,914
Deferred acquisition costs	18,735	18,601
Property and equipment — net	3,252	1,988
Income taxes recoverable	5,774	—
Other assets	5,884	6,169

Total assets	$463,761	$452,830

Liabilities and Stockholders’ Equity:
Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)	$200,570	$191,386
Unearned premiums	94,921	85,523
Accounts payable and accrued expenses	2,807	2,420
Deferred income taxes	9,396	9,967
Income taxes payable	—	3,026
Other liabilities	10,349	9,620

Total liabilities	318,043	301,942

Commitments and Contingencies: (Note 7)	—	—

Stockholders’ equity:
Common Stock, no par value (50,000,000 shares authorized; 11,361,290 shares issued and 10,969,187 shares outstanding as of September 30, 2007, respectively; 11,288,190 shares issued and 11,121,941 shares outstanding as of December 31, 2006, respectively)	97,753	97,570
Retained earnings	52,676	56,735
Accumulated other comprehensive loss	(540)	(1,694)
Common stock held in treasury, at cost (392,103 shares and 166,249 shares held as of September 30, 2007 and December 31, 2006, respectively)	(4,171)	(1,723)

Total stockholders’ equity	145,718	150,888

Total liabilities and stockholders’ equity	$463,761	$452,830

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Net premiums earned	$42,258	$39,682	$122,617	$116,992
Net investment income	4,396	4,116	12,926	11,905
Net realized investment gains	26	297	276	595
Other income	471	330	1,204	1,123

Total revenue	47,151	44,425	137,023	130,615

Costs and Expenses:
Loss and loss adjustment expenses incurred	49,223	25,586	103,891	75,972
Underwriting, acquisition and insurance related expenses	13,081	12,195	39,252	36,243
Other operating and general expenses	(438)	566	977	1,757

Total costs and expenses	61,866	38,347	144,120	113,972

(Loss) income before income taxes	(14,715)	6,078	(7,097)	16,643
(Benefit) provision for income taxes	(5,525)	1,697	(3,038)	5,250

Net (Loss) Income	$(9,190)	$4,381	$(4,059)	$11,393

Net (loss) income per share Common Stock — Basic	$(0.83)	$0.39	$(0.37)	$1.01
Net (loss) income per share Common Stock — Diluted	$(0.83)	$0.38	$(0.37)	$0.99
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (Loss) Income	$(9,190)	$4,381	$(4,059)	$11,393

Other comprehensive income — net of tax:
Net holding gains arising during the period	1,813	2,680	1,194	124
Reclassification adjustment for realized losses (gains) included in net income	25	(328)	(84)	(12)
Amortization of unrealized loss recorded on transfer of fixed income securities to held-to-maturity	14	(2)	44	44

Total other comprehensive income	1,852	2,350	1,154	156

Comprehensive (Loss) Income	$(7,338)	$6,731	$(2,905)	$11,549

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the periods ended September 30, 2007 and 2006
(in thousands, except share data)

				Accumulated
				Other			Total
	Common Stock		Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2005 (Unaudited)	11,202,190	$97,458	$42,353	$(1,602)	—		$138,209

Exercise of stock options	81,700	100	—	—	—	—	100

Net Income	—	—	11,393	—	—	—	11,393
Other comprehensive income	—	—	—	156	—	—	156
Repurchase of common stock	—	—	—	—	115,656	(1,147)	(1,147)

Balance at September 30, 2006 (Unaudited)	11,283,890	$97,558	$53,746	($1,446)	115,656	($1,147)	$148,711

Balance at December 31, 2006 (Unaudited)	11,288,190	$97,570	$56,735	($1,694)	166,249	($1,723)	$150,888

Exercise of stock options	73,100	183	—	—	—	—	183

Net Loss	—	—	(4,059)	—	—	—	(4,059)
Other comprehensive income	—	—	—	1,154	—	—	1,154
Repurchase of common stock	—	—	—	—	225,854	(2,448)	(2,448)

Balance at September 30, 2007 (Unaudited)	11,361,290	$97,753	$52,676	($540)	392,103	($4,171)	$145,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,059)	$11,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	740	329
Amortization of premium/discount on bonds	700	633
Share based compensation expense	193	785
Payments on exercise of stock appreciation rights	(445)	—
Realized (gains) on investment sales	(276)	(595)
Changes in:
Deferred income taxes	(1,191)	(123)
Premiums receivable	(6,164)	(7,351)
Reinsurance recoverables and receivables	4,296	7,026
Deferred acquisition costs	(134)	(810)
Accrued investment income	(401)	(609)
Income taxes recoverable	(5,774)	1,152
Other assets	285	(191)
Unpaid losses and loss adjustment expenses	9,184	(18,328)
Accounts payable and accrued expenses	387	338
Unearned premiums	9,398	11,338
Income taxes payable	(3,026)	2,440
Other liabilities	981	(2,095)

Net cash provided by operating activities	4,694	5,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment — net	(2,004)	(341)
Purchases of fixed maturity securities — available for sale	(65,801)	(55,271)
Sales and maturities of fixed maturity investments — available-for-sale	54,187	23,558
Purchases of equity securities	(2,828)	—
Sales of equity securities	3,888	8,698
(Purchases) sales of short-term investments — net	(4)	8,347

Net cash used in investing activities	(12,562)	(15,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock—net	183	103
Purchases of common stock held in treasury	(2,448)	(1,147)

Net cash (used in) financing activities	(2,265)	(1,044)

Net decrease in cash	(10,133)	(10,721)
Cash and cash equivalents — beginning of period	26,288	39,836

Cash and cash equivalents — end of period	$16,155	$29,115

Cash paid during the period for:
Income taxes	$6,867	$4,117

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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
     NAHC also has a controlling interest (80 percent) in Niagara Atlantic Holdings Corporation and Subsidiaries (Niagara), which is a New York corporation. Niagara was incorporated on December 29, 1995. The remaining interest (20 percent) is owned by New York agents. Niagara was established as a holding company in order to execute a surplus debenture and service agreement with Capital Mutual Insurance (CMI). As of June 5, 2000, CMI went into liquidation and is under the control of the New York State Insurance Department. CMI is no longer writing new business and therefore neither is Niagara. Niagara had $0 equity value as of September 30, 2007 and December 31, 2006. NAHC has no remaining obligations as it relates to the agreement.
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

2. Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the interim periods presented have been made. Operating results for the three months or nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Form 10-K/A (File No. 000-51127) filed by the Company with the Securities and Exchange Commission on March 30, 2007.

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
     On January 1, 2006, the Company reduced the cost basis of the transferred securities to the fair value as of that date. The Company recorded, as a component of accumulated other comprehensive loss on the balance sheet, an unrealized loss on the transfer of securities to held-to-maturity from available-for-sale in the amount of $750,917. On January 1, 2006, the Company began to amortize over the life of the investments as an adjustment of yield, in a manner consistent with the amortization of any premium or discount on the statement of income and accumulated other comprehensive loss on the balance sheet, amortization of the unrealized loss. For the three months and nine months ended September 30, 2007 and 2006, the Company amortized $22,631 and $67,893 respectively.

     The amortized cost and estimated fair value of the held-to-maturity investment portfolio, classified by category, as of September 30, 2007 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$6,784,444	19,008	$(24,135)	$6,779,317
State, local government and agencies	2,843,422	—	(79,622)	2,763,800
Industrial and miscellaneous	32,512,138	—	(893,170)	31,618,968

Total Investments — Held-to-Maturity	$42,140,004	19,008	$(996,927)	$41,162,085

     The amortized cost and estimated fair value of the available-for-sale investment portfolio, classified by category, as of September 30, 2007 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$204,851,340	$282,954	$(249,700)	$204,884,594
State, local government and agencies	64,992,367	177,446	(184,597)	64,985,216
Industrial and miscellaneous	11,672,797	18,410	(195,151)	11,496,056
Mortgage-backed securities	5,346,228	10,127	(15,468)	5,340,887

Total fixed maturities	286,862,732	488,937	(644,916)	286,706,753

Other Investments:
Short-term investments	456,821	—	—	456,821
Equity securities	1,458,895	—	(82,674)	1,376,221

Total Investments — Available-for-Sale	$288,778,448	$488,937	$(727,590)	$288,539,795

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

The fair values of held-to-maturity securities at September 30, 2007 by contractual maturity are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized Value	Fair Value
	(Unaudited)	(Unaudited)
Due in one year or less	$—	$—
Due in one year through five years	—	—
Due in five years through ten years	29,512,307	28,965,737
Due in ten through twenty years	12,400,757	11,978,883
Due in over twenty years	226,940	217,465

Total	$42,140,004	$41,162,085

     The fair values of available-for-sale securities at September 30, 2007 by contractual maturity are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized Value	Fair Value
	(Unaudited)	(Unaudited)
Due in one year or less	$13,854,449	$13,834,345
Due in one year through five years	56,449,142	56,371,167
Due in five years through ten years	165,503,580	165,497,015
Due in ten through twenty years	45,709,333	45,663,339
Due in over twenty years	—	—
Mortgage-backed securities	5,346,228	5,340,887

Total	$286,862,732	$286,706,753

     As of September 30, 2007, the Company held no investments that were below investment grade or not rated by an independent rating agency.
     Proceeds from sales and maturities of fixed maturity and equity securities and gross realized gains and losses on sales are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Proceeds	21,809,165	16,306,617	58,075,125	32,255,259
Gross realized gains	27,975	297,186	327,950	707,097
Gross realized losses	(2,122)	—	(52,074)	(112,271)
     There were no securities that were considered to be other-than-temporarily impaired as of September 30, 2007 or December 31, 2006. No other than temporary impairments were recognized for the three months and nine months ended September 30, 2007 and 2006.

     Unrealized losses on held-to-maturity securities, aged less than and greater than twelve months, as of September 30, 2007 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$638,228	$(14,016)	$2,187,340	$(10,119)	$2,825,568	$(24,135)
State, local government and agencies	2,546,334	(70,148)	217,466	(9,474)	2,763,800	(79,622)
Industrial and miscellaneous	2,009,668	(17,468)	29,609,300	(875,702)	31,618,968	(893,170)

Total Investments — Held-to-Maturity	$5,194,230	$(101,632)	$32,014,106	$(895,295)	$37,208,336	$(996,927)

     Unrealized losses on available-for-sale securities, aged less than and greater than twelve months, as of September 30, 2007 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$3,102,503	$(7,481)	$70,210,135	$(242,219)	$73,312,638	$(249,700)
State, local government and agencies	14,206,795	(61,887)	17,787,802	(122,710)	31,994,597	(184,597)
Industrial and miscellaneous	6,573,681	(103,059)	4,173,450	(92,092)	10,747,131	(195,151)
Mortgage-backed securities	3,178,773	(9,557)	1,004,260	(5,911)	4,183,033	(15,468)

Total fixed maturities	27,061,752	(181,984)	93,175,647	(462,932)	120,237,399	(644,916)

Other Investments:
Equity securities	12,861	(989)	363,360	(81,685)	376,221	(82,674)

Total Investments — Available-for-Sale	$27,074,613	$(182,973)	$93,539,007	$(544,617)	$120,613,620	$(727,590)

     As of September 30, 2007, the Company has 71 securities in the less than twelve month category and 214 securities in the twelve months or more categories. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.
     The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Interest income	$4,406,380	$4,069,550	$12,946,390	$11,746,052
Dividend income	3,099	60,634	40,435	241,219

Investment income	4,409,479	4,130,184	12,986,825	11,987,271
Investment expenses	(12,898)	(13,890)	(60,480)	(82,268)

Net investment income	$4,396,581	$4,116,294	$12,926,345	$11,905,003

5. Unpaid Losses and Loss Adjustment Expenses
     The changes in unpaid losses and loss adjustment expense reserves are summarized as follows (in thousands):

	For the nine		For the
	months ended		year ended
	September		December 31,
	2007	2006	2006
Balance as of beginning of year	$191,386	$219,361	$219,361
Less reinsurance recoverable on unpaid losses	(17,866)	(28,069)	(28,069)

Net balance as of beginning of period	173,520	191,292	191,292

Incurred related to:
Current period	91,885	76,220	103,801
Prior period	12,006	(248)	23

Total incurred	103,891	75,972	103,824

Paid related to:
Current period	32,248	24,090	38,009
Prior period	65,054	65,229	83,587

Total paid	97,302	89,319	121,596

Net balance as of period end	180,109	177,945	173,520
Plus reinsurance recoverable on unpaid losses	20,461	23,088	17,866

Balance as of period end	$200,570	$201,033	$191,386

     For the three months and nine months ended September 30, 2007, reserves have increased by $17.6 million and $9.4 million, respectively, principally as a result of the strengthening of the reserves for bodily injury claims. During the third quarter it was determined that the Company’s policy related to claims handling procedures and reserving practices were not applied consistently, primarily within the bodily injury claims unit. As part of the resolution of this matter, the Company retained an independent claims consulting firm.
     For the three months ended September 30, 2007, we have increased reserves for prior years in the amount of $14.3 million. This includes an increase in personal auto no-fault reserves in the amount of $12.5 million, other liability reserves in the amount of $1.0 million and homeowners reserves in the amount of $0.9 million.
     For the nine months ended September 30, 2007, we have increased reserves for prior years in the amount of $12.0 million. This includes an increase in personal auto no-fault reserves in the amount of $10.5 million, other liability reserves in the amount of $1.7 million and homeowners reserves in the amount of $1.2 million, offset by a reduction in commercial auto liability reserves in the amount of $1.2 million.
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
     The adoption of SFAS 123R’s fair value method has not resulted in additional share-based expense (a component of other operating and general expenses) in relation to stock options for the three months and nine months ended September 30, 2007 as all outstanding options were fully vested as of January 1, 2006. Therefore, for the three months and nine months ended September 30, 2007 and 2006, the adoption of SFAS 123R in relation to stock options has not affected net income or earnings per share.
The following table summarizes information with respect to stock options outstanding as of September 30, 2007:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance Outstanding at December 31, 2005	397,750	2.31

Granted	—	—
Exercised	(86,000)	(1.34)
Forfeited	—	—

Balance Outstanding at December 31, 2006	311,750	$2.58

Granted	—	—
Exercised	(73,100)	(2.50)
Forfeited	—	—

Balance Outstanding at September 30, 2007	238,650	$2.61

Options Available for Grant	1,000,000	—

The following table summarizes information with respect to stock options outstanding as of September 30, 2007:

Options Outstanding					Options Exercisable
		Weighted Average
Range of	Number of Stock	Contractual Life	Weighted Average	Intrinsic Value	Number of Stock	Weighted Average	Intrinsic Value
Exercise Prices	Options	(in yrs)	Exercise Price	of Options	Options	Exercise Price	of Options
$0.60	43,000	4.70	$0.60	$8.68	43,000	$0.60	$8.68
.98 – 1.29	47,300	3.79	0.98	8.30	47,300	0.98	8.30
2.50 – 2.89	105,350	1.12	2.72	6.56	105,350	2.72	6.56
6.14	43,000	5.53	6.14	3.14	43,000	6.14	3.14

	238,650	3.09	$2.61	$6.67	238,650	$2.61	$6.67

     As of December 31, 2005, all of the Company’s options were fully vested and the Company did not award any options during the three months or nine months ended September 30, 2007 and 2006, respectively.
     During the three months and nine months ended September 30, 2007, 0 and 73,100 options were exercised for the Company’s common stock, respectively. During the three months and nine months ended September 30, 2007 and 2006, the Company received additional consideration of approximately $0 and $182,750, respectively, from the exercise of the options. During the three months and nine months ended September 30, 2006, 0 and 81,700 options were exercised for the Company’s common stock, respectively. During the three months and nine months ended September 30, 2006, the Company received additional consideration of approximately $0 and $102,727, respectively, from the exercise of the options.

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
     The following table summarizes information with respect to stock appreciation rights outstanding as of September 30, 2007:

		Weighted
	Number of	Average
	SARS	Grant Price
Balance Outstanding at January 1, 2006	—	—

Granted	343,000	$9.94
Exercised	—	—
Forfeited	(5,000)	(9.94)

Balance Outstanding at December 31, 2006	338,000	$9.94

Granted	345,000	$12.88
Exercised	(117,664)	(9.94)
Forfeited	—	—

Balance Outstanding at September 30, 2007	565,336	$11.73

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
     The fair-value of stock-based compensation awards (SARS) granted on March 20, 2007 was estimated at the date of grant using the Black-Scholes valuation model, and was re-measured with the following weighted average assumptions as of September 30, 2007:

As of September 30,
2007
Volatility factor	30.0%
Risk-free interest yield	4.5%
Dividend yield	0.0%
Average life	5.2 years

     The fair-value of stock-based compensation awards (SARS) granted on March 21, 2006 was estimated at the date of grant using the Black-Scholes valuation model, and was re-measured with the following weighted average assumptions as of September 30, 2007 and 2006:

	As of September 30,
	2007	2006
Volatility factor	30.0%	29.5%
Risk-free interest yield	4.7%	4.7%
Dividend yield	0.00%	0.00%
Average life	4.2 years	5.8 years
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
     As a result of the adoption of SFAS 123R, the Company has reported, as a component of other liabilities on the balance sheet, share-based compensation liability at September 30, 2007 and 2006, of approximately $814,000 and $798,000, respectively. For the three months and nine months ended September 30, 2007, the Company has reported, as a component of other operating and general expenses on the consolidated statement of income, share-based compensation expense of approximately ($787,000) and $193,000. For the three months ended September 30, 2007, this additional share-based compensation increased pre-tax earnings by $787,000, increased net income by $512,000, and increased basic earnings per share by $0.05. For the three months ended September 30, 2007, diluted earnings per share were increased by $0.05. For the nine months ended September 30, 2007, this additional share-based compensation lowered pre-tax earnings by $193,000, lowered net income by $125,000, and lowered basic earnings per share by $0.01. For the nine months ended September 30, 2007, diluted earnings per share were lowered by $0.01. For the three months and nine months ended September 30, 2006, the Company has reported, as a component of other operating and general expenses on the consolidated statement of income, share-based compensation expense of approximately $409,000 and $798,000. For the three months and nine months ended September 30, 2006, this additional share-based compensation lowered pre-tax earnings by $409,000 and $798,000, respectively, lowered net income by $278,365 and $543,119, respectively, and lowered basic earnings per share by $0.02 and $0.04, respectively. For the three and nine months ended September 30, 2006, diluted earnings per share were lowered by $0.02 and $0.05, respectively.
     At September 30, 2007, the aggregate fair value of all outstanding SARS was approximately $1,356,000, with a weighted-average remaining contractual term of 9.08 years. The total compensation cost related to non-vested awards not yet recognized was approximately $542,000 with an expense recognition period of 2 years and 3 months.
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

     Operating Leases — The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Rent expense for the three months and nine months ended September 30, 2007 was $232,829 and $701,306, respectively as compared with $229,993 and $689,587, respectively, for the comparable periods in the 2006 year.
     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months and nine months ended September 30, 2007 was $53,100 and $159,300, respectively, as compared with $53,100 and $159,300, respectively, for the comparable periods in the 2006 year.
     Aggregate minimum rental commitments of the Company as of September 30, 2007 are as follows:

Year	Amount
2007	$216,900
2008	796,799
2009	545,999
2010	—
2011 and thereafter	—

Total	$1,559,698

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

     For the three months and nine months ended September 30, 2007, Proformance was assessed $1,963,302 and $1,963,302, respectively, as its portion of the losses due to insolvencies of certain insurers, as compared with $3,006,527 and $3,006,527, respectively, for the comparable periods in the 2006 year. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments. In the event that the required assessment is greater than the amount accrued for via surcharges, the Company has the ability to increase its surcharge percentage to re-coup that amount. As of September 30, 2007 and 2006, the Company recorded $0 and $0, respectively as payable to NJPLIGA.
     A summary of the activity related to the change in our NJPLIGA recoverable is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Collected	$783,237	$751,252	$2,212,292	$2,190,664
Paid	1,963,302	3,006,527	1,963,302	3,006,527
Recoverable	1,962,770	2,812,112	1,962,770	2,812,112

     The Board of Directors of the NJPLIGA reviews the funding needs of the Unsatisfied Claim and Judgment Fund (UCJF) and NJPLIGA and authorizes assessments for each entity as necessary. The UCJF, as of January 2004, is responsible for payment of pedestrian PIP claims previously paid directly by auto insurers. These assessments reflect the cost of those claims and will be adjusted accordingly going forward. For the three months and nine months ended September 30, 2007, Proformance was assessed $0 and $810,833, respectively, as compared with $0 and $1,009,652, respectively, for the comparable periods in the 2006 year. The net assessment payable by the Company was $0 and $0 as of September 30, 2007 and 2006, respectively. This amount is reflected as reinsurance payable and ceded written premiums and is not recoverable by the Company.
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
     As of September 30, 2007,we entered into a LAD agreement pursuant to which the PAIP business assigned to us by the State of New Jersey is transferred to Clarendon National Insurance Company, which writes and services the business in exchange for an agreed upon fee. As of September 30, 2006, we had entered into a LAD agreement pursuant to which the PAIP business assigned to us by the State of New Jersey was transferred to Clarendon National Insurance Company and Auto One Insurance Company (which assigned its rights and obligations under the LAD agreement to The Camden Fire Insurance Association, effective May 1, 2006) which write and service the business in exchange for an agreed upon fee.
     For the three months and nine months ended September 30, 2007, the Company was assessed LAD fees of $60,619 and $224,198, respectively, in connection with payments to Clarendon National Insurance Company under the LAD agreement, as compared with $18,669 and $76,504, respectively, for the comparable periods in the 2006 year. For the three months and nine months ended September 30, 2007, the Company was assessed an additional $0 and $0, respectively, in connection with payments made to Clarendon National Insurance Company during the prior year, as compared with $10,713 and $10,713,, respectively, for the comparable periods in the 2006 year. For the three months and nine months ended September 30, 2007, the Company was reimbursed $81,452 and $81,452, respectively, in connection with payments made to Clarendon National Insurance Company during the prior year, as compared with $0 and $0, respectively, for the comparable periods in the 2006 year.

     For the three months and nine months ended September 30, 2007, the Company was assessed LAD fees of $0 and $0, respectively, in connection with payments to Auto One Insurance Company under the LAD agreement, as compared with $4,721 and $17,096, respectively, for the comparable periods in the 2006 year. For the three months and nine months ended September 30, 2007, the Company was assessed an additional $0 and $0, respectively, in connection with payments made to Auto One Insurance Company during the prior year, as compared with $12,699 and $12,699, respectively, for the comparable periods in the 2006 year. For the three months and nine months ended September 30, 2007, the Company received reimbursements of $8,572 and $8,572, respectively, in connection with payments made to Auto One Insurance Company during the prior year, as compared with $0 and $15,636, respectively, for the comparable periods in the 2006 year.
     For the three months and nine months ended September 30, 2007, the Company would have been assigned $1,010,311 and $3,736,628 of premium, respectively, by the State of New Jersey under PAIP, if not for the LAD agreements that were in place, as compared with $481,476 and $1,885,685, respectively, for the comparable periods in the 2006 year. These amounts served as the basis for the fees to be paid to the LAD carriers.
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
     Proformance records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the three months and nine months ended September 30, 2007, the Company has been assigned $186,090 and $483,826 of premiums, respectively, by the State of New Jersey under the CAIP, as compared with $270,315 and $796,173, respectively, for the comparable periods in the 2006 year. For the three months and nine months ended September 30, 2007, the Company has been assigned $253,974 and $756,979 of losses, respectively, by the State of New Jersey under the CAIP, as compared with $304,935 and $1,008,799, respectively, for the comparable periods in the 2006 year. On a quarterly basis, the State of New Jersey remits a member a participation report and a cash settlement report. The net result of premiums assigned less paid losses, losses and loss adjustment expenses and other expenses plus investment income results in a net cash settlement due to or from the participating member. The reserving related to these assignments is calculated by the State of New Jersey with corresponding entries recorded on the Company’s consolidated financial statements.
New Jersey Automobile Insurance Risk Exchange
     The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company’s participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as other underwriting, acquisition and insurance related expenses. For the three months and nine months ended September 30, 2007, we have been assessed $321,241 and $982,074, respectively, by NJAIRE, as compared with $367,338 and $1,150,399, respectively, for the comparable periods in the 2006 year. These assessments represent amounts to be paid to NJAIRE as it relates to the Company’s participation in its plan. For the three months and nine months ended September 30, 2007, the Company received additional assessments of prior periods in the amount of $0 and $0, respectively, as compared with $362,499 and $362,499, respectively for the comparable periods in the 2006 year. For the three months and nine months ended September 30, 2007, the Company received reimbursements of prior period assessments in the amount of $490,855 and $760,039, respectively, as compared with $251,690 and $782,420, respectively, for the comparable periods in the 2006 year.

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
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (Loss) Income applicable to common stockholders	$(9,189,853)	$4,381,341	$(4,059,085)	$11,393,244

Weighted average common shares — basic	11,060,115	11,266,323	11,099,933	11,230,184
Effect of dilutive securities:
Options	184,261	233,751	187,696	236,358

Weighted average common shares — diluted	11,244,376	11,500,074	11,287,629	11,466,542

Basic (Loss) Earnings Per Share	$(0.83)	$0.39	$(0.37)	$1.01

Diluted (Loss) Earnings per Share	$(0.83)	$0.38	$(0.37)	$0.99

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
     Upon the Closing on February 21, 2006, Proformance paid Hanover a one-time fee of $450,000 in connection with this transaction. In addition, within 30 days of the closing, $100,000 was due to Hanover to reimburse Hanover for its expenses associated with this transaction. In May of 2007, the Company paid $666,129 to Hanover, representing the first of two annual payments equal to 5% of the written premium of the retained business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been, or will be recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the three months and nine months ended September 30, 2007, the Company amortized $68,750 and $206,250 of the one-time fee and other expenses paid to Hanover, respectively, as compared with $68,750 and $160,417, respectively, for the comparable periods in the 2006 year. For the three months and nine months ended September 30, 2007, the Company amortized $226,054 and $487,618 of the payment due Hanover based on 5% of the direct written premium, respectively, as compared with $47,342 and $61,012, respectively, for the comparable periods in the 2006 year.

     For the three months and nine months ended September 30, 2007, direct written premium generated from Hanover renewal business was approximately $4,181,000 and $10,208,000, respectively, as compared with $4,413,000 and $7,958,000, respectively, for the comparable periods in the 2006 year.
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
     Upon the Closing, Proformance was required to pay to The Hartford a one-time fee of $150,000. In addition, on May 15, 2007, Proformance paid a one-time payment to The Hartford in the amount $253,392, which represented 5% of the written premium of the retained business at the end of the twelve-month non-renewal period. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and were recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the three months and nine months ended September 30, 2007, the Company amortized $0 and $25,000 of the one-time fee paid to The Hartford, respectively, as compared with $37,500 and $87,500, respectively, for the comparable periods in the 2006 year. For the three and nine months ended September 30, 2007, the Company amortized $0 and $113,507, respectively, of the payment due The Hartford based on 5% of the direct written premium, as compared with $40,765 and $57,050, respectively, for the comparable periods in the 2006 year.
     For the three months and nine months ended September 30, 2007, direct written premium generated from The Hartford renewal business was approximately $1,333,000 and $3,540,000, respectively, as compared with $1,310,000 and $2,860,000, respectively, for the comparable periods in the 2006 year.
     The Hartford is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any Replacement Carrier Revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.

11. Treasury Stock
     On July 5, 2006, the Board of Directors of the Company authorized the repurchase of a maximum of 1,000,000 shares and a minimum of 200,000 shares of capital stock of the corporation within the next twelve months. On May 24, 2007, the Board of Directors of the Company authorized a one year extension of the buy-back program. As of September 30, 2007, the Company had repurchased 392,103 shares with an average price of $10.64. As of September 30, 2007, the Company is authorized to repurchase an additional 607,897 shares and has fulfilled the minimum repurchase requirement.
     The following table summarizes information with respect to the capital stock repurchase as of September 30, 2007:

	Number of Shares		Average
	Maximum	Minimum	Price
Balance at July 5, 2006	1,000,000	200,000
Repurchased	24,790	24,790	$9.39

Balance at July 31, 2006	975,210	175,210
Repurchased	56,448	56,448	9.92

Balance at August 31, 2006	918,762	118,762
Repurchased	34,418	34,418	10.28

Balance at September 30, 2006	884,344	84,344
Repurchased	—	—	—

Balance at October 31, 2006	884,344	84,344
Repurchased	—	—	—

Balance at November 30, 2006	884,344	84,344
Repurchased	50,593	50,593	11.38

Balance at December 31, 2006	833,751	33,751
Repurchased	—	—	—

Balance at January 31, 2007	833,751	33,751
Repurchased	—	—	—

Balance at February 28, 2007	833,751	33,751
Repurchased	46,758	33,751	12.90

Balance at March 31, 2007	786,993	—	—
Repurchased	19,774	—	12.12

Balance at April 30, 2007	767,219	—
Repurchased	1,725	—	12.94

Balance at May 31, 2007	765,494	—
Repurchased	3,500	—	13.22

Balance at June 30, 2007	761,994	—
Repurchased	—	—	—

Balance at July 31, 2007	761,994	—
Repurchased	127,597	—	10.15

Balance at August 31, 2007	634,397
Repurchased	26,500		$9.12

Balance at September 30, 2007	607,897	—	—

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
     During the nine months ended September 30, 2007, the New Jersey auto insurance market continued to remain competitive. In continued response to the competitive landscape of the New Jersey auto insurance market we filed for and received approval for various rate changes designed so that our rates remained competitive for the segment of the New Jersey auto insurance market that we focus on. In addition, our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers. In addition, for the three months ended September 30, 2007, commercial and homeowners insurance business increased to 17.6% and 23.6% of our total business, respectively, from 15.8% and 20.1% of our total business, respectively, in the same period in the prior year. For the nine months ended September 30, 2007, commercial and homeowners insurance business increased to 21.2% and 20.1% of our total business, respectively, from 17.4% and 15.9% of our total business, respectively, in the same period in the prior year. We have also experienced continued success in packaging the mono-line auto business with the related homeowners policy, thereby further increasing our package policy percentage.
     For the three months ended September 30, 2007, our direct written premium increased by $2.9 million, or 6.4% to $48.5 million from $45.6 million in the comparable period in 2006. For the nine months September 30, 2007, our direct written premium increased by $5.6 million, or 4.1% to $141.1 million from $135.5 million in the comparable period in 2006.
     For the three months and nine months ended September 30, 2007, reserves have increased by $17.6 million and $9.4 million, respectively, principally as a result of the strengthening of the reserves for bodily injury claims. During the third quarter it was determined that the Company’s policy related to claims handling procedures and reserving practices were not applied consistently, primarily within the bodily injury claims unit. As part of the resolution of this matter, the Company retained an independent claims consulting firm.

     For the three months ended September 30, 2007, the increase is primarily due to the following: new business generated by our partner agents was $8.7 million during the period, including new business from our Blue Star auto insurance product in the amount of $3.2 million. This was offset by attrition of existing business of $2.6 million, as well as a $3.4 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
     For the nine months ended September 30, 2007, the increase is primarily due to the following: new business generated by our partner agents increased by $3.8 million to $29.6 million from $25.8 million in the comparable 2006 period, including new business from our Blue Star auto insurance product in the amount of $5.8 million. This was offset by attrition of existing business of $5.4 million and $4.8 million, respectively, as well as an $18.5 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
     As of September 30, 2007, our shareholders’ equity was $145.7 million, a decrease from shareholders’ equity of $150.9 million as of December 31, 2006.
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
     As a result of New Jersey’s “take all comers” requirement, we are obligated to underwrite a broad spectrum of personal automobile insurance risks. To address this potential problem, since 1998 Proformance has utilized a tiered rating system to price its policies which includes five (5) rating tiers which are based upon the driving records of the policyholders. The purpose of the rating tiers is to modify the premiums to be charged for each insured vehicle on the personal automobile policy so that the premiums charged accurately reflect the underwriting exposures presented to Proformance. As of September 30, 2007, the rating tier modifiers and the distribution of risks within the tiers were as follows:

	Premium
	Modifications	Percent of Total
Tier Designation	Factor	Vehicles
Tier A	0.88	33.2%
Tier One	1.00	59.3%
Tier Two	1.70	6.7%
Tier Three	2.25	0.2%
Tier Four	2.60	0.6%

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

     During the nine months ended September 30, 2007, the New Jersey auto insurance market continued to remain competitive. In continued response to the competitive landscape of the New Jersey auto insurance market we filed for and received approval for various rate changes designed so that our rates remained competitive for the segment of the New Jersey auto insurance market that we focus on. In addition, our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers. In addition, for the three months ended September 30, 2007, commercial and homeowners insurance business increased to 17.6% and 23.6% of our total business, respectively, from 15.8% and 20.1% of our total business, respectively, in the same period in the prior year. For the nine months ended September 30, 2007, commercial and homeowners insurance business increased to 21.2% and 20.1% of our total business, respectively, from 17.4% and 15.9% of our total business, respectively, in the same period in the prior year. We have also experienced continued success in packaging the mono-line auto business with the related homeowners policy, thereby further increasing our package policy percentage.
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
     As a result of the adoption of SFAS 123R, the Company has reported, as a component of other liabilities on the balance sheet, share-based compensation liability at September 30, 2007 and 2006, of approximately $814,000 and $798,000, respectively. For the three months and nine months ended September 30, 2007, the Company has reported, as a component of other operating and general expenses in the statement of income, share-based compensation expense of approximately ($787,000) and $193,000, respectively.
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
     When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. A change in any of these factors from the assumptions implicit in our estimate can cause our actual loss experience to be better or worse than our reserves, and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves and currently established reserves may not prove accurate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period that redundancy is recognized.
     For the three months and nine months ended September 30, 2007, reserves have increased by $17.6 million and $9.4 million, respectively, principally as a result of the strengthening of the reserves for bodily injury claims. During the third quarter it was determined that the Company’s policy related to claims handling procedures and reserving practices were not applied consistently, primarily within the bodily injury claims unit. As part of the resolution of this matter, the Company retained an independent claims consulting firm.

     For the three months ended September 30, 2007, we have increased reserves for prior years in the amount of $14.3 million. This includes an increase in personal auto no-fault reserves in the amount of $12.5 million, other liability reserves in the amount of $1.0 million and homeowners reserves in the amount of $0.9 million.
     For the nine months ended September 30, 2007, we have increased reserves for prior years in the amount of $12.0 million. This includes an increase in personal auto no-fault reserves in the amount of $10.5 million, other liability reserves in the amount of $1.7 million and homeowners reserves in the amount of $1.2 million, offset by a reduction in commercial auto liability reserves in the amount of $1.2 million.
     During 2006, we made a change in case reserving policy for estimating liabilities for loss and loss adjustment expenses. Higher initial (factor) reserves are being posted for new liability claims and the timeframes for establishing an ultimate value of liability has been accelerated. As a result, certain traditional actuarial data for projecting ultimate losses is distorted, thus we place more reliance on projected claim counts and paid loss development methods rather than on incurred loss development techniques.
     The table below sets forth the types of reserves we maintain for our lines of business and indicates the amount of reserves as of September 30, 2007 for each line of business.
National Atlantic Holdings Corporation
Breakout of Reserves by Line of Business
As of September 30, 2007

	Direct	Assumed			Total Balance
	Case	Case	Direct	Assumed	Sheet
	Reserves	Reserves	IBNR	IBNR	Reserves

	(in thousands)
Line of Business:
Fire	$—	$36	$—	$—	$36
Allied	—	4	—	—	4
Homeowners	5,964	—	8,273	486	14,723
Personal Auto	93,711	—	47,086	7,886	148,683
Commercial Auto	11,144	5	13,429	1,540	26,118
Other Liability	1,716	975	8,175	140	11,006

Total Reserves	$112,535	$1,020	$76,963	$10,052	$200,570

Reinsurance Recoverables on Unpaid Losses					(20,461)

Total Net Reserves					$180,109

     In establishing our net reserves as of September 30, 2007, our actuaries determined that the range of reserve estimates at that date was between $164.6 million and $194.7 million. The amount of net reserves at September 30, 2007, which represents the best estimate of management and our actuaries within that range, was $180.1 million. There are two major factors that could result in ultimate losses below management’s best estimate:
•	The impact of more rapid bodily injury claim settlements is more beneficial than what we have projected in our current loss development analysis.

The reduced severity trend for auto no fault (PIP) claims continues in the future at a higher rate than what we have currently estimated.

     There are two major factors that could result in ultimate losses above management’s best estimate:
•	Loss trends (both frequency and severity) have been declining in recent years in the New Jersey personal auto insurance market. If loss trends become unfavorable, our reserves could be deficient. In addition, the DiProspero v. Penn decision of the New Jersey Supreme Court, which potentially increases a claimant’s right to sue for serious injury, could impact future claims frequency.

•	Claims for uninsured motorists generally have a longer development period than other liability losses. If the frequency of uninsured motorist claims increases beyond our current estimated levels, loss emergence could be greater than what we projected in our loss development analysis.
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
Results of Operations
     For the three months ended September 30, 2007, our direct written premium increased by $2.9 million, or 6.4% to $48.5 million from $45.6 million in the comparable period in 2006. For the nine months September 30, 2007, our direct written premium increased by $5.6 million, or 4.1% to $141.1 million from $135.5 million in the comparable period in 2006.
     For the three months ended September 30, 2007, the increase is primarily due to the following: new business generated by our partner agents was $8.7 million during the period, including new business from our Blue Star auto insurance product in the amount of $3.2 million. This was offset by attrition of existing business of $2.6 million, as well as a $3.4 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
     For the nine months ended September 30, 2007, the increase is primarily due to the following: new business generated by our partner agents increased by $3.8 million to $29.6 million from $25.8 million in the comparable 2006 period, including new business from our Blue Star auto insurance product in the amount of $5.8 million. This was offset by attrition of existing business of $5.4 million and $4.8 million, respectively, as well as an $18.5 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
     The table below shows certain of our selected financial results for the three months and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Direct written premiums	$48,456	$45,645	$141,144	$135,483
Net written premiums	45,712	43,400	131,505	127,876
Net premiums earned	42,258	39,682	122,617	116,992
Net investment income	4,396	4,116	12,926	11,905
Net realized investment (losses) gains	26	297	276	595
Other income	471	330	1,204	1,123

Total revenue	$47,151	$44,425	$137,023	$130,615

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Costs and Expenses:
Losses and loss adjustment expenses incurred	$49,223	25,586	$103,891	$75,972
Underwriting, acquisition and insurance related expenses	13,080	12,195	39,252	36,243
Other operating and general expenses	(437)	566	977	1,757

Total costs and expenses	61,866	38,347	144,120	113,972

Income before income taxes	(14,715)	6,078	(7,097)	16,643
Income taxes	(5,525)	1,697	(3,038)	5,250

Net income	$(9,190)	$4,381	$(4,059)	$11,393

For the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006
Direct Written Premiums. For the three months ended September 30, 2007, our direct written premium increased by $2.9 million, or 6.4% to $48.5 million from $45.6 million in the comparable period in 2006. For the nine months September 30, 2007, our direct written premium increased by $5.6 million, or 4.1% to $141.1 million from $135.5 million in the comparable period in 2006.
     For the three months ended September 30, 2007, the increase is primarily due to the following: new business generated by our partner agents was $8.7 million during the period, including new business from our Blue Star auto insurance product in the amount of $3.2 million. This was offset by attrition of existing business of $2.6 million, as well as a $3.4 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
     For the nine months ended September 30, 2007, the increase is primarily due to the following: new business generated by our partner agents increased by $3.8 million to $29.6 million from $25.8 million in the comparable 2006 period, including new business from our Blue Star auto insurance product in the amount of $5.8 million. This was offset by attrition of existing business of $5.4 million and $4.8 million, respectively, as well as an $18.5 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
Net Written Premiums. Net written premiums for the three months ended September 30, 2007 increased by $2.3 million, or 5.3%, to $45.7 million from $43.4 million in the comparable 2006 period. Net written premiums for the nine months ended September 30, 2007 increased by $3.6 million, or 2.8%, to $131.5 million from $127.9 million in the comparable 2006 period. Ceded premiums as a percentage of direct written premiums for the three months and nine months ended September 30, 2007 was 6.1% and 7.1%, as compared with 5.7% and 6.3%, respectively, in the same periods in the prior year. The increase in ceded premiums was primarily due to an overall increase in rate for the catastrophe excess treaties and additional coverage under the property per risk treaty.
Net Premiums Earned. Net premiums earned for the three months ended September 30, 2007 increased by $2.6 million, or 6.5%, to $42.3 million from $39.7 million in the comparable 2006 period. Net premiums earned for the nine months ended September 30, 2007 increased by $5.6 million, or 4.8%, to $122.6 million from $117.0 million in the comparable 2006 period.
Net Investment Income. Net investment income for the three months ended September 30, 2007 increased by $0.3 million, or 7.3%, to $4.4 million from $4.1 million in the comparable 2006 period. Net investment income for the nine months ended September 30, 2007 increased by $1.0 million, or 8.4%, to $12.9 million from $11.9 million in the comparable 2006 period. The increase was primarily due to an increase in invested assets which were $330.7 million and $314.9 million at September 30, 2007 and 2006, respectively. Our average book yield to maturity as of September 30, 2007 and 2006 was 5.31% and 5.45%, respectively.
Net Realized Investment Gain. Net realized investment gain for the three months ended September 30, 2007 decreased by $0.3 million to $0.0 million from $0.3 million in the comparable 2006 period. Net realized investment gain for the nine months ended September 30, 2007 decreased by $0.3 million to $0.3 million from $0.6 million in the comparable 2006 period.
Other Income. Other income for the three months ended September 30, 2007 and 2006 was $0.5 million and $0.3 million, respectively. Other income for the nine months ended September 30, 2007 and 2006 was $1.2 million and $1.1 million, respectively. For the three months ended September 30, 2007, the increase is primarily related to an increase in finance and service fees charged to those paying on an installment basis. Finance and service fees for the three months ended September 30, 2007 and 2006 were $0.5 million and $0.3 million, respectively. For the nine months ended September 30, 2007 and 2006, finance and service fees were $1.2 million and $0.9 million, respectively. For the nine months ended September 30, 2007, the increase in finance and service fees was offset by a decrease in revenue related to claims handling services provided by Riverview in connection with the AT&T contract. Claims handling revenue for the nine months ended September 30, 2007 and 2006 was $0.0 million and $0.3 million, respectively.

Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses incurred for the three months ended September 30, 2007 increased by $23.6 million, or 92.2%, to $49.2 million from $25.6 million in the comparable 2006 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2007 increased by $27.9 million, or 36.7%, to $103.9 million from $76.0 million in the comparable 2006 period.
     For the three months and nine months ended September 30, 2007, reserves have increased by $17.6 million and $9.4 million, respectively, principally as a result of the strengthening of the reserves for bodily injury claims. During the third quarter it was determined that the Company’s policy related to claims handling procedures and reserving practices were not applied consistently, primarily within the bodily injury claims unit. As part of the resolution of this matter, the Company retained an independent claims consulting firm.
     For the three months ended September 30, 2007, we have increased reserves for prior years in the amount of $14.3 million. This includes an increase in personal auto no-fault reserves in the amount of $12.5 million, other liability reserves in the amount of $1.0 million and homeowners reserves in the amount of $0.9 million.
     For the nine months ended September 30, 2007, we have increased reserves for prior years in the amount of $12.0 million. This includes an increase in personal auto no-fault reserves in the amount of $10.5 million, other liability reserves in the amount of $1.7 million and homeowners reserves in the amount of $1.2 million, offset by a reduction in commercial auto liability reserves in the amount of $1.2 million.
     As a percentage of net premiums earned, losses and loss adjustment expenses incurred for the three months ended September 30, 2007 was 116.3% compared to 64.5% for the three months ended September 30, 2006. The ratio of net incurred losses, excluding loss adjustment expenses, to net premiums earned for the three months ended September 30, 2007 and 2006 was 92.0% and 58.4%, respectively. As a percentage of net premiums earned, losses and loss adjustment expenses incurred for the nine months ended September 30, 2007 was 84.7% compared to 65.0% for the nine months ended September 30, 2006. The ratio of net incurred losses, excluding loss adjustment expenses, to net premiums earned for the nine months ended September 30, 2007 and 2006 was 72.1% and 59.9%, respectively.
Underwriting, Acquisition and Insurance Related Expenses. Underwriting, acquisition and insurance related expenses for the three months ended September 30, 2007 increased by $0.9 million, or 7.4%, to $13.1 million from $12.2 million in the comparable 2006 period. Underwriting, acquisition and insurance related expenses for the nine months ended September 30, 2007 increased by $3.1 million, or 8.6%, to $39.3 million from $36.2 million in the comparable 2006 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the three months ended September 30, 2007 was 28.7% as compared to 28.1% for the comparable 2006 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the nine months ended September 30, 2007 was 29.9% as compared to 28.3% for the comparable 2006 period. Underwriting, acquisition and insurance related expenses, excluding changes in deferred acquisition costs for the three months ended September 30, 2007 and 2006 were $13.3 million and $12.7 million, respectively. Underwriting, acquisition and insurance related expenses, excluding changes in deferred acquisition costs for the nine months ended September 30, 2007 and 2006 were $39.4 million and $37.0 million, respectively. The effect of a change in the deferred acquisition cost asset is recorded as a reduction of underwriting, acquisition and insurance related expenses. For the three months ended September 30, 2007, commission expense increased by $1.1 million to $7.6 million from $6.5 million in the comparable 2006 period. For the nine months ended September 30, 2007, commission expense increased by $2.8 million to $20.4 million from $17.6 million in the comparable 2006 period. In addition, salary expense for the three months ended September 30, 2007 increased by $0.6 million to $4.6 million from $4.0 million in the comparable 2006 period. For the nine months ended September 30, 2007, salary expense increased by $1.1 million to $13.4 million from $12.3 million in the comparable 2006 period.
Other Operating and General Expenses. Other operating and general expenses for the three months ended September 30, 2007 decreased by $1.0 million to ($0.4) million from $0.6 million in the comparable 2006 period. Other operating and general expenses for the nine months ended September 30, 2007 decreased by $0.8 million, or 44.4%, to $1.0 million from $1.8 million in the comparable 2006 period. The decrease in other operating and general expenses for the three months ended September 30, 2007 is primarily related to a decrease in share based compensation expense. For the three months ended September 30, 2007 and 2006, share based compensation expense was ($0.8) million and $0.4 million, respectively. For the three months ended September 30, 2007 and 2006, professional fees were $0.3 million and $0.0 million, respectively. For the nine months ended September 30, 2007 and 2006, share based compensation expense was $0.2 million and $0.8 million, respectively. For the nine months ended September 30, 2007 and 2006, professional fees were $0.6 million and $0.7 million, respectively.
Income Tax (Benefit) Expense. Income tax (benefit) expense for the three months ended September 30, 2007 and 2006 was ($5.5) million and $1.7 million, respectively. Income tax (benefit) expense for the nine months ended September 30, 2007 and 2006 was ($3.0) million and $5.3 million, respectively. The decrease in tax expense for the three months and nine months ended September 30, 2007, as compared to the same periods in the prior year was due to decreases in income before tax.

Net (Loss) Income. Net (loss) income after tax for the three months ended September 30, 2007 and 2006 was ($9.2) million and $4.4 million, respectively. Net (loss) income after tax for the nine months ended September 30, 2007 and 2006 was ($4.1) million and $11.4 million, respectively
Liquidity and Capital Resources
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
     Our consolidated cash flow provided by (used in) operations was $0.3 million and ($0.3) million for each of the three months ended September 30, 2007 and 2006, respectively. Our consolidated cash flow provided by operations was $4.7 million and $5.3 million for each of the nine months ended September 30, 2007 and 2006, respectively. The cash flow provided by operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 increased primarily due to an increase in unpaid losses and loss adjustment expenses, partially offset by an increase in income taxes recoverable and reinsurance recoverable and receivables
     The cash flow provided by operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 decreased primarily due to an increase in unpaid losses and loss adjustment expenses partially offset by increases in income taxes recoverable and reinsurance recoverables and receivables. For the nine months ended September 30, 2007, the Company made estimated tax payments of $6.9 million as compared with $4.1 million during the same period in the prior year. For the nine months ended September 30, 2007, unpaid losses and loss adjustment expenses increased $9.2 million as compared with a decrease of $18.3 million which occurred during the nine months ended September 30, 2006. In addition, the deferred acquisition cost asset increased by $1.3 million for the nine months ended September 30, 2007, as compared with an increase of $0.8 million for the nine months ended September 30, 2006.
     For the three months ended September 30, 2007 and 2006, our consolidated cash flow provided by (used in) investing activities was $6.2 million and ($2.2) million, respectively. For the nine months ended September 30, 2007 and 2006, our consolidated cash flow (used in) investing activities was ($12.6) million and ($15.0) million, respectively. The increase in cash provided by investing activities for the three months ended September 30, 2007 as compared to the same period in the prior year is primarily related to the sale of fixed maturity investments. The decrease in cash used in investing activities for the nine months ended September 30, 2007 as compared to the same period in the prior year is primarily related to an increase in the sale and maturity of fixed income securities, partially offset by an increase in the purchase of fixed income securities.
     For the three months ended September 30, 2007 and 2006, our consolidated cash flow (used in) provided by financing activities was ($1.5) million and ($1.1) million, respectively. For the nine months ended September 30, 2007 and 2006, our consolidated cash flow (used in) provided by financing activities was ($2.3) million and ($1.0) million, respectively. For the three months and nine months ended September 30, 2007, the increase in our cash flow used in financing activities is related to the repurchase of capital stock as authorized by the board of directors on July 5, 2006.
     The effective duration of our investment portfolio was 3.0 years as of September 30, 2007. By contrast, our liability duration was approximately 3.5 years as of September 30, 2007. We do not believe this difference in duration adversely affects our ability to meet our current obligations because we believe our cash flows from operations and investing activities are sufficient to meet those obligations. Pursuant to our tax planning strategy, we invested the $40.6 million received from the Ohio Casualty replacement carrier transaction in long-term bonds in accordance with Treasury Ruling Regulation 1.362-2, which allows us to defer the payment of income taxes on the associated replacement carrier revenue until the underlying securities are either sold or mature. The effective duration of our investment portfolio when excluding these securities is reduced from 3.0 years to 2.6 years.

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
     The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Rent expense for the three months and nine months ended September 30, 2007 was $232,829 and $701,306, respectively as compared with $229,993 and $689,587, respectively, for the comparable periods in the 2006 year.
     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months and nine months ended September 30, 2007 was $53,100 and $159,300, respectively, as compared with $53,100 and $159,300, respectively, for the comparable periods in the 2006 year.
     Aggregate minimum rental commitments of the Company as of September 30, 2007 are as follows:

Year	Amount
2007	$216,900
2008	796,799
2009	545,999
2010	—
2011 and thereafter	—

Total	$1,559,698

     In connection with the lease agreement, the Company obtained a letter of credit in the amount of $300,000 as security for payment of the base rent.

Investments
     As of September 30, 2007 and December 31, 2006, Proformance maintained a high quality investment portfolio. The Moody’s credit quality of the fixed income portfolio ranges from “AAA” to “BAA1” and the average credit quality is “AA1”.
     As of September 30, 2007 and December 31, 2006, we did not hold any securities that were not publicly traded, because our investment policy prohibits us from purchasing those securities. In addition, at those dates, we did not have any non-investment grade fixed income securities.
     As of September 30, 2007, the Company has no exposure to sub-prime mortgage backed paper in its investment portfolio.
     As of September 30, 2007, the total exposure to the CMO/Asset backed market is less than 1.5% of invested assets. In addition, the average credit quality of those investments in AA1.
     Unrealized losses on held-to-maturity securities, aged less than and greater than twelve months, as of September 30, 2007 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
			(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$638,228	$(14,016)	$2,187,340	$(10,119)	$2,825,568	$(24,135)
State, local government and agencies	2,546,334	(70,148)	217,466	(9,474)	2,763,800	(79,622)
Industrial and miscellaneous	2,009,668	(17,468)	29,609,300	(875,702)	31,618,968	(893,170)

Total Investments — Held-to-Maturity	$5,194,230	$(101,632)	$32,014,106	$(895,295)	$37,208,336	$(996,927)

     Unrealized losses on available-for-sale securities, aged less than and greater than twelve months, as of September 30, 2007 Are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
			(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$3,102,503	$(7,481)	$70,210,135	$(242,219)	$73,312,638	$(249,700)
State, local government and agencies	14,206,795	(61,887)	17,787,802	(122,710)	31,994,597	(184,597)
Industrial and miscellaneous	6,573,681	(103,059)	4,173,450	(92,092)	10,747,131	(195,151)
Mortgage-backed securities	3,178,773	(9,557)	1,004,260	(5,911)	4,183,033	(15,468)

Total fixed maturities	27,061,752	(181,984)	93,175,647	(462,932)	120,237,399	(644,916)

Other Investments:
Equity securities	12,861	(989)	363,360	(81,685)	376,221	(82,674)

Total Investments — Available-for-Sale	$27,074,613	$(182,973)	$93,539,007	$(544,617)	$120,613,620	$(727,590)

     As of September 30, 2007, the Company has seventy-one securities in the less than twelve month category and two hundred and fourteen securities in the twelve months or more category. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.

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
     Our gross unrealized losses represented .52% of cost or amortized cost of the investment portfolio as of September 30, 2007. Fixed maturities represented 99.6% of the investment portfolio and 95.2% of the unrealized losses as of September 30, 2007.

     Our fixed income securities in an unrealized loss position have an average “AA1” credit rating by Moody’s, with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of our ongoing security monitoring process by our investment manager and investment committee, it was concluded that no securities in the portfolio were considered to be other than temporarily impaired as of September 30, 2007. We believe, with the investment committee’s confirmation, that securities that are temporarily impaired that continue to pay principal and interest in accordance with their contractual terms, will continue to do so.
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
     As of September 30, 2007 and as of December 31, 2006, our fixed income portfolio was 66.0% and 63.5%, concentrated in U.S. government securities and securities of government agencies and authorities that carry an “Aaa” rating from Moody’s, respectively.

     As of September 30, 2007 and as of December 31, 2006, we did not have any securities which had a material difference between fair market value and cost basis. The following summarizes our unrealized losses by designated category as of September 30, 2007.
Securities in an Unrealized Loss Position for Less than 12 Months

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$32,539,598	$32,255,982	$(283,616)	(.87)%
Equities	$13,850	$12,861	$(989)	(7.14)%
Securities in an Unrealized Loss Position for greater than 12 months

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$126,547,979	$125,189,752	$(1,358,227)	(1.07)%
Equities	$445,045	$363,360	$(81,685)	(18.35)%
Securities with a Decline in Fair Value Below Carrying Values Less than 20%

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$159,087,577	$157,445,734	$(1,641,843)	(1.03)
Equities	$458,895	$376,221	$(82,674)	(18.02)
Securities with a Decline in Fair Value below Carrying Values of 20%-50%

% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	—	—	—	—
Equities	—	—	—	—
Securities with a Decline in Fair Value Below Carrying Values Greater than 50%

% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	—	—	—	—
Equities	—	—	—	—

Contractual Obligations
     The following table summarizes our long-term contractual obligations and credit-related commitments as of September 30, 2007.

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Loss and Loss Adjustment Expenses (1)	$104,296,156	$67,190,793	$26,074,039	$3,008,543	$200,569,531
Operating Lease Obligations (2)	$849,899	$709,799	$—	$—	$1,559,698

(1)	As of September 30, 2007 we had net property and casualty reserves of $200.6 million. The amounts and timing of these obligations are not set contractually. Nonetheless, based on cumulative property and casualty claims paid over the last ten years, we anticipate that approximately 52.0% will be paid within a year, an additional 33.5% between one and three years, 13.0% between three and five years and 1.5% in more than five years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this payment estimate because of the potential impact from changes in:
•	the legal environment whereby court decisions and changes in backlogs in the court system could influence claim payout patterns.

•	our mix of business because property and first-party claims settle more quickly than bodily injury claims.

•	claims staffing levels — claims may be settled at a different rate based on the future staffing levels of the claim department.

•	reinsurance programs — changes in Proformance’s retention will influence the payout of the liabilities. As Proformance’s net retention increases, the liabilities will take longer to settle than in past years.

•	loss cost trends — increases/decreases in inflationary factors (legal and economic) will influence ultimate claim payouts and their timing.

(2)	Represents our minimum rental commitments as of September 30, 2007 pursuant to our seven-year lease agreement for the use of our office space and equipment at 4 Paragon Way, Freehold, NJ 07728 and our four-year lease agreement for the use of our office space and equipment at 3 Paragon Way, Freehold, NJ 07728.
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

	Fair Value
	-100 Basis		+100 Basis
	Point	As of	Point
	Change	09/30/2007	Change
		($ in thousands)
Fixed maturities and preferred stocks	$338,841	$328,869	$318,897
Cash and cash equivalents	$16,155	$16,155	$16,155

Total	$354,996	$345,024	$335,052

	Fair Value
	-100 Basis		+100 Basis
	Point	As of	Point
	Change	12/31/2006	Change
		($ in thousands)
Fixed maturities and preferred stocks	$329,274	$316,396	$303,519
Cash and cash equivalents	26,288	26,288	26,288

Total	$355,562	$342,684	$329,807

Equity Risk
     Equity risk is the risk that we will incur economic losses due to adverse changes in the prices of equity securities in our investment portfolio. Our exposure to changes in equity prices primarily result from our holdings of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values of our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimate that such a decline in equity market prices would decrease the market value of our equity investments by approximately $137,622 and $242,740 respectively, based on our equity positions as of September 30, 2007 and December 31, 2006.
     As of September 30, 2007, approximately 0.4% of our investment portfolio was invested in equity securities. We continuously evaluate market conditions regarding equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.
Credit Risk
     We have exposure to credit risk as a holder of fixed income securities. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines to reduce our credit risk. As of September 30, 2007, approximately 66.0% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, 31.9% was invested in other fixed income securities rated “Aaa”/“Aa” by Moody’s, and 1.8 % was invested in fixed income securities rated “A” by Moody’s and 0.3% was invested in other fixed income securities rated “Baa1.” As of September 30, 2007, we do not own any securities with a rating of less than “Baa1.”
     We are also subject to credit risks with respect to our third-party reinsurers. Although reinsurers are liable to us to the extent we cede risks to them, we are ultimately liable to our policyholders on all these risks. As a result, reinsurance does not limit our ultimate obligation to pay claims to policyholders and we may not be able to recover claims made to our reinsurers.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
     As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our CEO and CAO concluded, as of the end of the period covered by this report, that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives
Changes in Internal Control over Financial Reporting
     Management has evaluated, with the participation of our CEO and CAO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2007. In connection with such evaluation, we have determined that there was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2007 that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting except that we restructured the processes of our bodily injury claims unit during our fiscal quarter ended September 30, 2007.

PART II
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors
     There have been no significant changes in the risk factors since those disclosed in the Company’s Form 10-K/A (File No. 000-51127) filed by the Company with the Securities and Exchange Commission on March 15, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following documents are filed as part of this report:

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant**

3.2	Form of Amended and Restated Bylaws of the Registrant**

4.1	Form of Stock Certificate for the Common Stock**

10.1	Form of Agency Agreements between Proformance Insurance Company and Partner Agents of Proformance Insurance Company**

10.2	Form of Limited Agency Agreements between Proformance Insurance Company and Non-Active Replacement Carrier Service Agents of Proformance Insurance Company**

10.3	Replacement Carrier Agreement, dated December 18, 2001, among the Registrant, Proformance Insurance Company and Ohio Casualty of New Jersey, Inc.**

10.4	Non-Competition Agreement, dated December 18, 2001, among the Registrant, Proformance Insurance Company, The Ohio Casualty Insurance Company and Ohio Casualty of New Jersey**

10.5	Letter Agreement, dated July 10, 2004, among the Registrant, Proformance Insurance Company and The Ohio Casualty Insurance Company and Ohio Casualty of New Jersey**

10.6	Replacement Carrier Agreement, dated December 8, 2003, between the Registrant and Metropolitan Property and Casualty Insurance Company**

10.7	Share Repurchase Agreement, dated December 8, 2003, between the Registrant and Metropolitan Property and Casualty Insurance Company**

10.8	Replacement Carrier Agreement, dated March 14, 2003, between Proformance Insurance Company and Sentry Insurance**

10.9	Replacement Carrier Agreement, dated May 6, 2005, between Proformance Insurance Company and The Hartford Financial Services Group, Inc.*****

10.9.1	First Amendment to the Replacement Carrier Agreement, dated June 28, 2005, between Proformance Insurance Company and The Hartford Financial Services Group, Inc.*****

10.1	Limited Assignment Distribution Agreement, effective January 1, 2004, between Proformance Insurance Company and The Clarendon National Insurance Company**

10.11	Limited Assignment Distribution Agreement, effective January 1, 2004, between Proformance Insurance Company and AutoOne Insurance Company**

10.12	2004 Stock and Incentive Plan of the Registrant**

10.13	National Atlantic Holdings Corp. Annual Bonus Plan**

10.14	Form of Employment Agreement between the Registrant and James V. Gorman, Frank J. Prudente, John E. Scanlan, Cynthia L. Codella and Bruce C. Bassman**

10.15	Form of Employment Agreement between Proformance Insurance Company and Peter A. Cappello, Jr.**

10.16	Commutation and Release Agreement, effective as of December 31, 2002, between Odyssey America Reinsurance Corporation and Proformance Insurance Company**

10.17	Form of Agency Agreements between Proformance Insurance Company and Active Replacement Carrier Service Agents of Proformance Insurance Company**

10.18	Form of Indemnification Agreement between the Registrant and its directors and officers**

10.19	Letter Agreement, dated December 7, 2004, among the Registrant, Proformance Insurance Company, The Ohio Casualty Insurance Company and Ohio Casualty of New Jersey**

10.2	Commutation and Mutual Release Agreement, effective as of March 26, 2003, between Proformance Insurance Company and Gerling Global Reinsurance Corporation of America**

10.21	Form of Underwriting Agreement among the Company, the Ohio Casualty Insurance Company as Selling Shareholder and the Underwriters named therein**

10.22	Form of Employee Stock Option Agreement for the Company’s Nonstatutory Stock Option Plan***

10.23	Form of Amendment to Employee Stock Option Agreement for Certain Options Granted to Messrs. James V. Gorman, Peter A. Capello, Jr. and Steven V. Stallone***

10.24	Form of Nonstatutory Stock Option Agreement for Certain Stock Options Granted to the Estate of Mr. Frank Campion***

11.1	Statement re computation of per share earnings*

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL ATLANTIC HOLDINGS CORPORATION
By:	/s/ James V. Gorman
James V. Gorman
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Frank J. Prudente
Frank J. Prudente
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: November 9, 2007