Form 10-K
period 2007-12-31
NATIONAL ATLANTIC HOLDINGS CORP
filed 2008-03-17
CIK 946492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2007, was 107,122,291 based on the closing sale price of $13.89 per common share on the The Nasdaq Stock Market LLC on that date. For purposes of this computation only, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.
     As of March 17, 2008, there were outstanding 11,007,487 common shares, no par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for the 2008 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

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
Item 1. Business
Overview
     We provide property and casualty insurance and insurance-related services to individuals, families and businesses in the State of New Jersey. Our primary personal insurance product is the packaged High Performance Policy (“HPP”), which includes private passenger automobile, homeowners, and personal excess (“umbrella”) and specialty property liability coverage. We also provide a low-cost monoline automobile insurance product known as BlueStar Car Insurance (SM), which is targeted to customers who do not require the more comprehensive coverage offered by our HPP product. For businesses, we offer a range of commercial insurance products, including commercial property, commercial general liability, and business auto, as well as claims administrative services to self-insured corporations. We believe that our competitive edge lies in our extensive knowledge of the New Jersey insurance market and regulatory environment and our business model, which is designed to align our Partner Agents’ interests with management by requiring many of them to retain an ownership stake in the Company.
     As of December 31, 2007, our insurance subsidiary, Proformance Insurance Company, which we refer to as Proformance, was the twelfth largest and one of the fastest growing providers of private passenger auto insurance in New Jersey, based on direct written premiums of companies writing more than $5 million of premiums annually over the past three years, according to A.M. Best. From 2003 through 2007, we experienced a 2.3% compound annual growth rate, as our direct written premiums for all lines of business we write, including homeowners and commercial lines, increased from $163.2 million in 2003 to $178.7 million in 2007. As of December 31, 2007, our stockholders’ equity was $144.2 million, up from stockholders’ equity of $49.8 million as of December 31, 2003, reflecting a 30.4% compound annual growth rate. Included in stockholders’ equity is $62.2 million as a result of our initial public offering, which was completed on April 21, 2005.
     On March 13, 2008, the Company entered into a merger agreement (the “Merger Agreement”) with Palisades Safety and Insurance Association, an insurance exchange organized under NJSA 17:50-1 et seq. (“Palisades”), and Apollo Holdings, Inc., a New Jersey corporation and a direct wholly owned subsidiary of Palisades (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with NAHC continuing as the surviving corporation (the “Surviving Corporation”) and a direct wholly owned subsidiary of Palisades (the “Merger”).
     At the effective time and as a result of the Merger, in exchange for their shares of issued and outstanding Company common stock, Company shareholders shall receive $6.25 in cash for each of their shares. The closing price of Company’s shares on the NASDAQ on March 11, 2008 was $5.50.
     In addition, at or prior to the effective time of the Merger, each outstanding option to purchase Common Stock and each outstanding stock appreciation right (vested or unvested) will be canceled and the holder will be entitled to receive an amount of cash equal to the difference between the Merger Consideration and the exercise price of the applicable stock option, or the difference between the Merger Consideration and the applicable per share base price of the stock appreciation right, as applicable, less any required withholding taxes.
     The Merger Agreement provides that the directors and officers of the Merger Sub immediately prior to the effective time of the Merger will be the directors and officers of the Surviving Corporation.
     The Company and Palisades have made customary representations, warranties and covenants in the Merger Agreement. The completion of the Merger is subject to approval by the shareholders of the Company, obtaining regulatory approvals, including antitrust approval, and satisfaction or waiver of other conditions.
     The Merger is subject to various closing conditions, including the approval of the Company’s shareholders, the obtaining of certain regulatory approvals specified in the Merger Agreement, the maintenance by the Company of certain stockholders’ equity and capital and surplus measures within prescribed levels, the Company obtaining a directors’ and officers’ liability tail policy for a specified cost and level of coverage, and the maintenance of the A.M. Best Financial Strength Rating of Proformance Insurance Company within a prescribed rating.
     The Merger Agreement contains certain termination rights for both the Company and Palisades and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Palisades a termination fee of up to $2,100,000 . Furthermore, the Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances unrelated to a failure of the closing conditions, Palisades may be required to pay the Company certain liquidated damages based on the circumstances relating to such termination.
     Simultaneously with the execution and delivery of the Merger Agreement, Palisades and James V. Gorman, the Chief Executive Officer of the Company entered into a voting agreement (the “Voting Agreement”). In the Voting Agreement, Mr. Gorman thereto agreed to vote, or provide his consent with respect to, all shares of Company capital stock held by such him: (1) in favor of the recommendation of the Board of Directors of the Company to the holders of Common Shares; and (2) against any Acquisition Proposal, or any agreement providing for the consummation of a transaction contemplated by any Acquisition Proposal (other than the Merger and other than following any Change in Recommendation made by the Board of Directors pursuant to the requirements of the Merger Agreement); and (3) in favor of any proposal to adjourn a shareholders’ meeting which the Company, Merger Sub and Parent support.
     The foregoing description of the Merger, the Merger Agreement and the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to (i) the complete text of the Merger Agreement, which is attached hereto as Exhibit 2.1 and (ii) the complete text of the Voting Agreement, which is attached hereto as Exhibit 4.1, which Merger Agreement and Voting Agreement are incorporated herein by reference.
     The Merger Agreement has been included to provide investors and shareholders with information regarding its terms. It is not intended to provide any other factual information about the Company. The Merger Agreement contains representations and warranties that the parties to the Merger Agreement made to and solely for the benefit of each other. The assertions embodied in such representations and warranties are qualified by information contained in confidential disclosure letters that the parties exchanged in connection with signing the Merger Agreement. Accordingly, investors and shareholders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances, since they were only made as of the date of the Merger Agreement and are modified in important part by the underlying disclosure letters. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.
     On March 13, 2008, the Company issued a press release announcing the execution of the Merger Agreement. A copy of the press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference. In addition, on March 13, 2008, the Company provided communications to its employees and certain other individuals announcing that it had entered into the Merger Agreement.
     We believe the current conditions in the New Jersey property and casualty insurance market represent an attractive opportunity for us. According to the U.S. Census Bureau, 2006 American Community Survey, New Jersey had the

second highest median household incomes of the 50 states. According to A.M. Best, private passenger auto direct written premiums in New Jersey for 2006 were $5.9 billion (ranking seventh among the states and having grown 4% since 2002). Total property and casualty direct written premiums in New Jersey for 2006 were $17.2 billion (ranking seventh among the 50 states.) We believe that these market conditions provide us with the opportunity to profitably grow our business.
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
     In 2007, Proformance launched a low-cost monoline automobile insurance product known as BlueStar Car Insurance (SM), which is targeted to those customers of our Partner Agents who do not require the broader coverage of our HPP product.
     Proformance also offers commercial lines products, predominantly commercial automobile liability and physical damage for small to medium-sized “Main Street” businesses, which we regard as high frequency/low severity risks. In 2007, commercial lines business was 20.7% of our direct written premiums. It is part of our long-term strategy to increase our penetration of the “Main Street” commercial market, which in New Jersey is largely controlled by independent agents. Based upon reports given to us by our Partner Agents, we believe that our Partner Agents write an aggregate of approximately $3.1 billion of New Jersey property and casualty premiums per annum, of which approximately $2.0 billion is commercial lines. As of December 31, 2007, we write only 4.56% of the total premiums placed by our Partner Agents. We intend to increase our share of our agents’ total business. In particular, we intend to increase the amount of commercial lines business we write for “Main Street” business policyholders by capturing a larger share of this business placed by our Partner Agents.
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

          For the years ended December 31, 2007, 2006 and 2005, NAHC, Proformance and our other subsidiaries generated the following net income (loss) and revenues:
Net Income (Loss) and Revenues

	Net Income (Loss)			Revenues
		For the year			For the year
		ended			ended
		December 31,			December 31,
	2007	2006	2005	2007	2006	2005
Proformance Insurance Company	$(6,295)	$15,613	$8,530	$183,916	$174,783	$186,277
Riverview Professional Services	187	474	485	4,198	5,654	4,713
National Atlantic Insurance Agency	748	910	830	2,078	2,370	2,234
Mayfair Reinsurance Company Limited	286	(114)	(414)	1,564	260	152
National Atlantic Holdings Corporation	(1,120)	(2,501)	(2,995)	179	677	541
Less intercompany eliminations	—	—	—	(7,664)	(7,888)	(6,576)

Total	$(6,194)	$14,382	$6,436	$184,271	$175,856	$187,341

          Our principal executive offices are located at 4 Paragon Way, Freehold, NJ 07728. Our telephone number is (732) 665-1100. Our internet address is www.nationalatlantic.com.
Our Growth Strategies
     Our goal is to grow our business and maximize shareholder value through the following strategies:
     Focusing on the New Jersey Market. We will continue to focus our business in the New Jersey property and casualty insurance market where we believe we are able to achieve a competitive advantage through our knowledge and expertise of the market and regulatory environment. We have expanded our business to include a greater percentage of homeowners and commercial lines, and may consider geographic expansion at the appropriate time. and
     Capturing a Larger Share of Our Agents’ Business. We intend to maintain and further develop our strong independent agent relationships by providing our agents with a broader portfolio of insurance products and technology services to enable us to capture a growing share of the total insurance business written by our agents. Based upon reports given to us by our Partner Agents, we believe they write an aggregate of approximately $3.1 billion of New Jersey property and casualty premiums per annum, of which approximately $2.0 billion is commercial lines. As of December 31, 2007, we write only 4.56% of the aggregate business placed by our Partner Agents. We intend to expand that percentage. In particular, we intend to increase the amount of commercial lines business we write for small to medium-sized business “Main Street” policyholders by capturing a larger share of this business written by our Partner Agents.
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
     NAIA receives a standard rate of commission, similar to that received by our Partner Agents, in exchange for the services it provides. As of December 31, 2007, NAIA does not provide agency services with respect to any other property casualty business other than Proformance’s business, although we plan to market NAIA’s services to agents who wish to have NAIA service such agents’ customers.
     Mayfair Reinsurance Company Limited
     On November 7, 2003 we formed Mayfair in Bermuda to provide reinsurance on certain blocks of business. Mayfair is classified as a Class 3 reinsurer in Bermuda and received its reinsurance license on December 19, 2003 from the Bermuda Monetary Authority. Mayfair does not reinsure business directly from Proformance.
     For the year ending December 31, 2007, Mayfair did not issue any policies or assume any reinsurance, and as of December 31, 2007, Mayfair had no policies in force.
     Niagara Atlantic Holdings Corporation
     We own an 80% interest in Niagara Atlantic Holdings Corporation, which we refer to as Niagara Atlantic, a New York corporation. Niagara Atlantic was formed in December 1995 as a holding company for the purpose of executing a surplus debenture and service agreement with Capital Mutual Insurance Company. On June 5, 2000, Capital Mutual Insurance Company went into liquidation and is currently under the supervision and control of the New York State Insurance Department. Through loan guaranties, we lost approximately $3.0 million in connection with our investment in Niagara Atlantic. As of December 31, 2007, Niagara Atlantic is an inactive subsidiary.
The New Jersey Property and Casualty Insurance Market
     Regulatory Environment
     Proformance is licensed by the Commissioner of the Department of Banking and Insurance to transact property and casualty insurance in New Jersey. All of Proformance’s business is extensively regulated by the Commissioner, as described below and elsewhere in this annual report on Form 10-K.
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
     Excess Profits. Each insurer in New Jersey is required to file an annual report which includes a calculation of statutory profits on private passenger automobile business. If the insurer has excess statutory profits as determined by a prescribed formula, the insurer is required to submit a plan for the approval of the Commissioner to refund or credit the excess profits to policyholders. Prior to the AICC Act, the calculation of statutory profits was based on the three-year period immediately prior to the report, and the amount of actuarial gain an insurer could report without being considered to have excess profits was limited to 2.5% of its earned premium, with actuarial gain defined as underwriting income minus 3.5% of earned premium. The AICC Act extended the time period for the calculation of statutory profits from three years to seven years to take into account market fluctuations over a longer period of time. The AICC Act also changed the basis for determining actuarial gains from earned premium to policyholder surplus. The term actuarial gain now means underwriting income minus an allowance for profit and contingencies (which shall not exceed 12% of policyholder surplus). The Commissioner is authorized to adjust this percentage biennially. The calculation of statutory profits for 2007 will not be completed until the second quarter of 2008. Therefore, the determination as to whether we have exceeded the excess profit threshold for 2007 will not be known until that time. However, based upon our year end 2007 results, management believes that the excess profit threshold has not been exceeded. As of December 31, 2006, we did not exceed the excess profits threshold in respect of any prior look-back period.
     “Take All Comers” Requirement. The AICC Act phases out the “take all comers” requirement over five years, to become inoperative on January 1, 2009. The AICC Act also exempts insurers from the “take all comers” requirement in those rating territories in which the insurer has increased its private passenger auto insurance non-fleet exposures by certain amounts. The exemption criteria are applied every six months to determine if the insurer remains exempt. Insurers that increased their private passenger auto insurance non-fleet exposures in a rating territory by 4% during the one-year period ended on January 1, 2005 were exempt from the “take all comers” requirement in that rating territory for the subsequent six-month period, at which time the 4% standard was applied to determine if the insurer remains exempt. Insurers that increase their private passenger auto insurance non-fleet exposures in a rating territory by the following amounts are also exempt from the “take all comers” requirement in that rating territory, subject to review every six months: 3% in the one-year period ended January 1, 2006, 2% in the one-year period ended January 1, 2007, and 1% in the one-year period ending January 1, 2008.
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
     Automobile Insurance Urban Enterprise Zone Program
     The Automobile Insurance Urban Enterprise Zone Program is an effort by the State of New Jersey to increase the availability of insurance and decrease the number of uninsured motorists in urban areas. New Jersey law requires each insurer to have its share of business in designated “urban enterprise zones” across the state equal to its proportionate share of the auto insurance market in the state as a whole. If an insurer does not achieve its quota, it is assigned business by the state to fill the quota. As of December 31, 2007, Proformance satisfies its quota in each urban enterprise zone primarily as a result of voluntary business it writes and the influx of policies from its replacement carrier transactions.
     Personal Automobile Insurance Plan
     The Personal Automobile Insurance Plan, or PAIP, is a plan designed to provide personal automobile coverage to drivers unable to obtain private passenger auto insurance in the voluntary market and to provide for the equitable assignment of PAIP liabilities to all licensed insurers writing personal automobile insurance in New Jersey. We may be assigned PAIP liabilities by the state in an amount equal to the proportion that our net direct written premiums on personal auto business for the prior calendar year bears to the corresponding net direct written premiums for all personal auto business written in New Jersey for such year. For the years ended December 31, 2007, 2006 and 2005, we were assigned $4,049,181, $2,125,472 and $12,643,014, respectively, of premium by the State of New Jersey under the PAIP.
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
     We have entered into LAD agreements with Clarendon National Insurance Company pursuant to which we transfer to them the PAIP liabilities assigned to us by the state. Clarendon National Insurance Company writes and services the business in exchange for an agreed upon fee. Upon the transfer, we may have to assume that portion of the PAIP assignment obligation in the event no other LAD carrier will perform these responsibilities.
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
     Proformance records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the years ended December 31, 2007, 2006 and 2005, Proformance has been assigned $624,315, $992,659 and $1,968,016 of premiums and $1,030,143, $1,331,186 and $1,562,587 of losses, respectively, by the State of New Jersey under the CAIP.
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
     For the years ended December 31, 2007, 2006 and 2005, we have been assessed $1,297,839, $1,490,148 and $1,877,161, respectively, by NJAIRE. These assessments represent amounts to be paid to NJAIRE as it relates to the Company’s participation in its plan. For the years ended December 31, 2007, 2006 and 2005, the Company received additional assessments of prior periods in the amount of $0, $362,499, and $0, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company received reimbursements of prior period assessments in the amount of $1,288,325, $1,231,059 and $1,642,563, respectively.
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
     As part of these discussions, OCIC had requested additional supporting documentation and raised issues with respect to approximately $2,000,000 of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of NJAIRE assessments, or a total of $3,412,000, allocated to OCNJ. We recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 as outlined above) as replacement carrier revenue from related parties in our consolidated statement of operationsfor the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because it was management’s best estimate of the amount for which we believed collectability was reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management’s estimates and judgment and thus more susceptible to challenge by OCIC. We also noted our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed Proformance approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and our experience from 2003, management’s best estimate of the amount for 2004 for which we believed collectability from OCIC was reasonably assured was $4,350,000. On June 27, 2005, we received $3,654,000 from OCIC in settlement of the amounts due to Proformance, which differs from the $4,350,000 we had recorded as a receivable due from OCIC as outlined above. The difference of $696,000 between the receivable we had recorded ($4,350,000) due from OCIC and the actual settlement payment received from OCIC ($3,654,000) came as a result of a dispute between the Company and OCIC regarding $292,000 of NJAIRE assessments and approximately $404,000 of commission expenses included in the underlying calculation which supported the amounts due to Proformance for the 2004 year, the final year of our three year agreement with OCIC. The $696,000 was recorded as a bad debt expense in the Company’s consolidated statement of operationsfor the year ended December 31, 2005.
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
     The Hartford Financial Services Group, Inc. Replacement Carrier Transaction
     On September 27, 2005, the Company announced that Proformance had entered into a replacement carrier transaction with The Hartford Financial Services Group, Inc., which we refer to as The Hartford, whereby certain subsidiaries of The Hartford (Hartford Fire Insurance Company, Hartford Casualty Insurance Company, and Twin City Fire Insurance) would transfer their renewal obligations for New Jersey homeowners, dwelling, fire, and personal excess liabilities policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance has offered renewal policies to approximately 8,500 qualified policyholders of The Hartford. We received final approval of this transaction from the NJDOBI on November 22, 2005, the closing date.
     Upon the closing, Proformance was required to pay to The Hartford a one-time fee of $150,000. In addition, on May 15, 2007, Proformance paid a one-time payment to the Hartford in the amount of $253,392, which represented 5% of the written premium of the retained business at the end of the twelve-month non-renewal period.
     The Hartford is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any replacement carrier revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.

     For the years ended December 31, 2007, 2006 and 2005, the direct written premium generated from The Hartford renewal business was $4,724,728, $4,134,877 and $0, respectively.
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
     Upon the Closing on February 21, 2006, Proformance paid Hanover a one-time fee of $450,000 in connection with this transaction. In addition, within 30 days of the closing, $100,000 was due to Hanover to reimburse Hanover for its expenses associated with this transaction. In May of 2007, the Company paid $666,129 to Hanover, representing the first of two annual payments equal to 5% of the written premium of the retained business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries and payable to Hanover within 30 days of such anniversary dates.
     Hanover is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any replacement carrier revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.
     For the years ended December 31, 2007 and 2006, the direct written premium generated from Hanover renewal business was $12,491,300 and $11,080,943, respectively.
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
     During 2005, we initiated the underwriting of a new commercial line of business designed to insure commercial property exposures on a “multi-peril” basis. For the years ended December 31, 2007, 2006 and 2005 we wrote $5.5 million, $3.5 million and $1.7 million of this type of business, respectively.
     During 2007, we launched a monoline automobile policy targeted to individuals who do not currently own a home and, therefore, do not require the broader coverage of our HPP product. Salesmarked “Blue Star Car Insurance,” this product is marketed to our Partner Agents’ existing customers who fit into this demographic. For the year ended December 31, 2007, we wrote $8.7 million of this type of business.
     The table below shows our direct written premiums in each of our product lines for the periods indicated and the portions of our total direct written premiums each product line represented.

	Years ended December 31,
Direct Written Premium	2007		2006		2005
Private passenger auto	$104,471	58.5%	$111,379	65.1%	$152,482	77.0%
Commercial auto	18,385	10.3%	17,883	10.5%	17,921	9.0%
Homeowners	37,244	20.8%	29,273	17.1%	20,925	10.6%
Other liability	18,579	10.4%	12,534	7.3%	6,721	3.4%

Total	$178,679	100.0%	$171,069	100.0%	$198,049	100.0%

     An emerging issue in the insurance industry is mold liability and property coverage under homeowners and similar property-related policies. Property damage as a result of mold is uncommon in New Jersey, unlike in the southern sections of the United States, most notably Texas. Although our High Proformance Policies exclude mold coverage, some of our other products include such coverage. Generally, insurance policies exclude mold coverage unless it is the result of a covered loss. In the prior three years, we are aware of sixteen claims under our policies, totaling less than $265,000, that involve mold liability as a result of a covered loss.
Distribution
     Independent Agent Relationships
     We distribute our products exclusively through licensed and contracted independent agents. All of our agents have entered into agency agreements. We have two types of independent agents, Partner Agents and Replacement Carrier Service Agents.
     Partner Agents
     Our Partner Agents are our independent agents who have purchased NAHC common stock with a minimum purchase price of $50,000. As of December 31, 2007, our Partner Agents owned in the aggregate approximately 12.8% of our outstanding common stock on a fully diluted basis. By reason of their ownership interest in NAHC, we believe that each agent has an incentive to provide us with more profitable segments of the personal and commercial lines business in New Jersey. We believe this gives us a competitive advantage in the market. As of December 31, 2007, there are 106 Partner Agents in 145 locations who enjoy the privileges of producing new and renewal insurance business in all of Proformance’s product lines of business and are paid a standard commission. We intend to continue requiring our agents to purchase shares of our common stock prior to selling our insurance products.

     Our Partner Agents service their customers through established agencies in their local communities. The majority of the agencies of our Partner Agents have been established for more than 30 years, with the greatest concentration in the 30-50 year range. Based on information provided to us by our Partner Agents, the majority of our Partner Agents have in recent years produced $5 to $70 million of direct written premiums a year for all insurance companies which they represent. In 2007, our Partner Agents generated 74.4% of our total direct written premiums.
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
     Replacement Carrier Service Agents
     Replacement Carrier Service Agents are those independent agents who became associated with Proformance through replacement carrier transactions. As of December 31, 2007, there are approximately 487 Replacement Carrier Service Agents located in New Jersey. We converted 50 Replacement Carrier Service Agents who were former OCNJ agents to Partner Agent status in connection with our private offering of NAHC common stock in 2003. We may offer additional Replacement Carrier Service Agents the opportunity to become Partner Agents in the future. In compliance with state regulations, Replacement Carrier Service Agents are paid the same rate of basic commission as they were paid by the ceding carrier. Replacement Carrier Service Agents do not enjoy Proformance’s standard Partner Agent commission levels, nor do they operate with any of the advanced automation tools available to the Partner Agents.
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
     Peer Review Committee
     Proformance has established a Peer Review Committee which monitors the underwriting and risk selection activities of Partner Agents. As of December 31, 2007, the Peer Review Committee consists of six Partner Agents. The members of the Committee generally serve for one-year terms and are appointed by Proformance’s senior management team. It is our expectation that all Partner Agents will have the opportunity to serve on the Committee at some point. The Committee evaluates the performance of the Partner Agents to ensure compliance with our underwriting guidelines and marketing plans and can refer any issues to management of Proformance. Management of Proformance further evaluates the issues and can take certain actions regarding the Partner Agent under review, including, but not limited to, terminating the Partner Agent. At each meeting of the Board of Directors of Proformance, the Committee reports any meetings it has held and any actions it has taken. The Committee met four times in 2007 and once in 2006.

Marketing
     Strategy
     We believe that in the New Jersey personal lines property and casualty insurance industry there is a strong relationship between the policyholder and the independent agent. Therefore, we view the independent agents as our customers. Based on data of A.M. Best, we estimate that more than 60% of the property and casualty insurance direct written premiums in the State of New Jersey in 2006 were written through independent agency channels. As a result, our marketing efforts focus on developing strong interdependent relationships with our Partner Agents and providing them with the resources to write profitable business. We believe that our ability to develop strong and mutually beneficial relationships with our agents is paramount to our success and will enable us to capture a larger portion of our agents’ aggregate business.
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
•	Agent Commission Rates. We pay agent commissions on new and renewal business, which we believe are competitive in our marketplace.

•	Partner Agents’ Profit Sharing Plan. Our Partner Agents’ profit sharing plan rewards our Partner Agents by providing annual incentives based primarily on profit benchmarks as well as growth and product mix of the business produced by each Partner Agent.

•	Custom Agency Plan. Our Custom Agents are our Partner Agents that participate in the Custom Agency Plan. The Custom Agency Plan enables Custom Agents to perform some of the basic underwriting, claims processing and other functions for additional compensation. As of December 31, 2007, 96.2% of our Partner Agents participate in the Custom Agency Plan.

•	Investment Incentive. All of our Partner Agents are shareholders of NAHC. By reason of their ownership interest in NAHC, we believe that each agent has an incentive to provide us with more profitable segments of the personal and commercial lines business in New Jersey.
     Service and Support
     We believe that the level and quality of service and support we provide to our agents helps differentiate us from other insurers. As of December 31, 2007, we have two field representatives that monitor and assist our agents. In addition, we provide our agents with software applications along with programs and services designed to strengthen and expand their marketing, sales and service capabilities. Our Custom Agency Plan allows certain agencies to sell new or service existing policyholders in a real-time environment by providing the agents with certain access to our underwriting, claims and policy information. We believe that the array of services we offer to our agents adds significant value to their business and enhances their capabilities. We are an Associate Member of the Professional Insurance Agents Association of New Jersey, and we support the Independent Insurance Agents and Brokers of New Jersey.
Underwriting
     General

     As of December 31, 2007, our underwriting department consists of 16 underwriters who are supported by underwriting assistants and other policy administration personnel. The underwriting department is responsible for pricing of our policies, management of the risk selection process and monitoring of our various books of business. Our underwriting department has two divisions, one for our personal lines business and one for our commercial lines business. Our personal lines underwriting division consists of 3 teams. Each team services designated independent agencies on a rotating basis.
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
Claims
     Our claims department processes all claims that arise out of our insurance policies. As of December 31, 2007, we have 62 employees in our claims department. Processing automation has streamlined much of our claims function. We receive claims from our policyholders through our agents or directly through our 1-800 toll free telephone number.
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
     When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, we believe that our provision for unpaid losses and loss adjustment expenses at December 31, 2007 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability may be greater or less than reserves. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized.
     For the year ended December 31, 2007, we increased reserves for prior years by $19.6 million. This increase was primarily due to increases in the prior year reserves for auto bodily injury coverage which increased by $22.2 million. During the third quarter ended September 30, 2007, it was determined that the Company’s policy related to claims handling procedures and reserving practices had not been applied consistently, primarily within the bodily injury claims unit. As part of the resolution of this matter, the Company retained an independent claims consulting firm. Additionally, the Company restructured the processes of its bodily injury claims unit during the third and fourth quarters of 2007.

     The following table presents information on changes in the reserve for losses and loss adjustment expenses of NAHC and its subsidiaries for the years ended December 31, 2007, 2006 and 2005.

	Years ended December 31,
	2007	2006	2005
		(in thousands)
Balance as of beginning of year	$191,386	$219,361	$184,283
Less reinsurance recoverable on unpaid losses	(17,866)	(28,069)	(24,936)

Net balance as of beginning of year	173,520	191,292	159,347

Incurred related to:
Current period	125,483	103,801	122,728
Prior period	19,602	23	10,066

Total incurred	145,085	103,824	132,794

Paid related to:
Current period	49,020	38,009	42,301
Prior period	90,171	83,587	58,548

Total paid	139,191	121,596	100,849

Net balance as of December 31,	179,414	173,520	191,292
Plus reinsurance recoverable on unpaid losses	17,691	17,866	28,069

Balance as of December 31,	$197,105	$191,386	$219,361

     For the year ended December 31, 2007, we increased reserves for prior years by $19.6 million. This increase was primarily due to increases in the prior year reserves for auto bodily injury coverage which increased by $22.2 million. This increase was due to an inconsistent implementation of a revised claim reserving policy that was uncovered in the third quarter of 2007. Prior year reserves for other liability increased by $3.6 million. This was offset by favorable development of $4.6 million in no-fault coverages and $1.6 million in commercial auto liability.
     For the year ended December 31, 2006, we decreased reserves by $28.0 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to a decline in earned premium, a reduction in claim frequency in private passenger automobile coverage and significant growth in commercial lines business which in 2006, have exhibited lower loss ratios. For the year ended December 31, 2006, prior year reserves increased by $0.02 million. This increase was due to favorable development in bodily injury and no-fault coverages offset by a reduction in ceded loss estimates for prior years.
     For the year ended December 31, 2005, we increased reserves for prior years by $10.1 million. This increase was due to increases in average severity for Personal Injury Protection (No-fault) losses of $9.4 million, Commercial Auto Liability projected loss ratios for 2002-2004 due to the fact that actual loss development was higher than expected for those years, resulting in an increase of $1.8 million, Homeowners losses of $0.6 million and Other Liability losses of $1.6 million. This development was partially offset by continued favorable trends in loss development for Property Damage losses ($1.6 million), Auto Physical Damage losses ($1.2 million), and Bodily Injury losses of ($0.5 million), as reported claims frequency has dropped significantly and we reduced our projected loss ratios in recognition of this trend.
     The following table represents the development of reserves, net of reinsurance, for calendar years 1998 through 2007. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2007.
     Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.
     In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 2000 estimate for a previously incurred loss was $150,000 and the loss was reserved at $100,000 in 1998, the $50,000 deficiency (later estimate minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 2001-2004 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

	As of and for the Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
					(in thousands)
As Originally Estimated	14,965	15,484	20,386	30,014	66,041	112,872	159,347	191,292	173,520	179,414
As Re-estimated as of December 31, 2007	22,314	27,613	40,312	45,536	83,403	129,786	183,597	207,451	191,787	179,414

Liability Re-estimated as of:
One Year Later	15,261	17,901	25,588	32,028	74,671	112,200	169,414	191,315	191,787	—
Two Years Later	16,530	21,201	29,484	38,952	74,981	125,591	172,912	207,451	—	—
Three Years Later	18,471	23,740	33,720	40,999	82,583	126,571	183,597	—	—	—
Four Years Later	20,203	25,797	35,905	43,875	81,737	129,786	—	—	—	—
Five Years Later	20,924	26,324	37,614	44,185	83,403	—	—	—	—	—
Six Years Later	21,339	26,880	38,847	46,913	—	—	—	—	—	—
Seven Years Later	21,725	26,637	40,312	—	—	—	—	—	—	—
Eight Years Later	21,730	27,613	—	—	—	—	—	—	—	—
Nine Years Later	22,314	—	—	—	—	—	—	—	—	—
Ten Years Later
Cumulative Deficiency (Redundancy)	7,349	12,129	19,926	15,522	17,362	16,914	24,250	16,159	18,267

Cumulative Amounts Paid as of :
One Year Later	6,770	6,437	11,147	13,819	23,695	44,398	58,562	83,496	90,173	—
Two Years Later	10,554	13,511	19,591	22,766	40,764	72,551	110,637	148,846	—	—
Three Years Later	15,178	18,926	25,518	32,609	55,683	102,585	156,468	—	—	—
Four Years Later	18,050	21,944	30,969	40,054	68,019	122,373	—	—	—	—
Five Years Later	18,722	24,282	34,808	43,364	73,342	—	—	—	—	—
Six Years Later	20,091	25,498	37,196	46,019	—	—	—	—	—	—
Seven Years Later	20,778	26,287	39,209	—	—	—	—	—	—	—
Eight Years Later	21,354	27,446	—	—	—	—	—	—	—	—
Nine Years Later	21,924	—	—	—	—	—	—	—	—	—
Ten Years Later

	As of and for the Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Percentage of intially estimated liability

Liability Re-estimated as of:
One Year Later	102%	116%	126%	107%	113%	99%	106%	100%	111%	—
Two Years Later	110%	137%	145%	130%	114%	111%	109%	108%	—	—
Three Years Later	123%	153%	165%	137%	125%	112%	115%	—	—	—
Four Years Later	135%	167%	176%	146%	124%	115%	—	—	—	—
Five Years Later	140%	170%	185%	147%	126%	—	—	—	—	—
Six Years Later	143%	174%	191%	152%	—	—	—	—	—	—
Seven Years Later	145%	172%	198%	—	—	—	—	—	—	—
Eight Years Later	145%	178%	—	—	—	—	—	—	—	—
Nine Years Later	149%	—	—	—	—	—	—	—	—	—
Ten Years Later	—	—	—	—	—	—	—	—	—	—
Cumulative Deficiency (Redundancy)	45%	74%	85%	46%	25%	11%	6%	8%	11%

Net Loss and Loss Adjustment Cumulative Paid as a Percentage of Initially Estimated Liability

Cumulative Amounts Paid as of :
One Year Later	45%	42%	55%	46%	36%	39%	37%	44%	52%	—
Two Years Later	71%	87%	96%	76%	62%	64%	69%	78%	—	—
Three Years Later	101%	122%	125%	109%	84%	91%	98%	—	—	—
Four Years Later	121%	142%	152%	133%	103%	108%	—	—	—	—
Five Years Later	125%	157%	171%	144%	111%	—	—	—	—	—
Six Years Later	134%	165%	182%	153%	—	—	—	—	—	—
Seven Years Later	139%	170%	192%	—	—	—	—	—	—	—
Eight Years Later	143%	177%	—	—	—	—	—	—	—	—
Nine Years Later	147%	—	—	—	—	—	—	—	—	—
Ten Years Later	—	—	—	—	—	—	—	—	—	—
The following table is a reconciliation of net liability to gross liability for unpaid losses and loss adjustment expenses:

	As of and for the Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
					(in thousands)
As Originally Estimated
Net Liability shown above	14,965	15,484	20,386	30,014	66,041	112,872	159,347	191,292	173,520	179,414
Add Reinsurance Recoverables	8,395	11,571	16,962	26,718	19,431	21,329	24,936	28,069	17,866	17,691
Gross Liability	23,360	27,055	37,348	56,732	85,472	134,201	184,283	219,361	191,386	197,105

As Re-estimated as of December 31, 2007
Net Liability Shown Above	22,314	27,613	40,312	38,952	74,671	129,786	183,597	207,451	191,787	179,414
Add Reinsurance Recoverables	17,960	24,609	23,259	34,673	20,548	20,422	17,772	17,860	14,474	17,691
Gross Liability	40,274	52,222	63,571	73,625	95,219	150,208	201,369	225,311	206,261	197,105
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

     We are very selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. The collectibility of reinsurance is largely a function of the solvency of the reinsurers. As of December 31, 2007, our largest reinsurance recoverables/receivables were due from the following unaffiliated reinsurers, with their respective A.M. Best rating indicated below (in thousands):

	Reinsurance
	Recoverables/	A.M. Best
	Receivables	Rating (1)
QBE Reinsurance Company	$7,044	A
Odyssey America Reinsurance	$3,771	A

(1)	Ratings as of February 14, 2008
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
     Terrorism Risk Insurance Act of 2002
     The Terrorism Risk Insurance Act of 2002, initially extended and amended by the Terrorism Risk Insurance Extension Act of 2005, was extended and amended by the Terrorism Risk Insurance Reauthorization Act of 2007, which was signed into law on December 26, 2007 and which we collectively refer to as TRIA. As extended, TRIA will automatically expire at the end of 2014. The intent of this legislation is to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders with the potential exposure for losses due to acts of terrorism. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to United States flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 85% of insured losses for each year through the end of 2014 resulting from covered acts of terrorism subject to certain premium-based deductibles. These premium-based deductibles are 20% for each year until the law expires at the end of 2014. In addition, no federal compensation will be paid under TRIA unless the aggregate industry insured losses resulting from the covered act of terrorism exceed $100.0 million for insured losses occurring for each until TRIA expires.

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
     We have no investments in any collateralized securities collaterized by sub-prime or alternative A, (“ALT-A”) loans. Our investments in this area are either collateralized mortgage obligations, with AAA credit ratings (“CMO”), Mortgage Backed Securities, (“MBS”) with AAA credit ratings and an implicit guarantee by the U.S. Government or Asset Backed Securities that have no exposure to the aforementioned sub-prime or ALT-A loans.
     Our aggregate investment in CMO’s and/or MBS is less than 2% of invested assets.

     The following table reflects the composition of our investment portfolio at December 31, 2007, 2006 and 2005 (in thousands).

	2007		2006		2005
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
Fixed Income Securities:
U.S. Treasury securities and obligations of U.S. Government agencies	$196,413	62.5%	$196,900	61.8%	$168,893	56.3%
Obligations of states and political subdivisions	66,618	21.2%	74,202	23.3%	69,290	23.1%
Mortgage-backed securities	5,028	1.6%	3,417	1.1%	1,219	0.4%
Corporate and other securities	45,047	14.4%	41,826	13.1%	47,782	15.9%

Total fixed income securities	313,106	99.7%	316,345	99.2%	287,184	95.7%
Equity Securities:
Preferred stocks	1,000	0.3%	504	0.2%	509	0.2%
Common stocks	12	0.0%	1,923	0.6%	12,327	4.1%

Total equity securities	1,012	0.3%	2,427	0.8%	12,836	4.3%

Total Investments	$314,118	100.0%	$318,772	100.0%	$300,020	100.0%

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
     The following table reflects our investment results for each year in the three-year period ended December 31, 2007 (in thousands):

	Years ended December 31,
	2007	2006	2005
Average invested assets	$322,972	$311,421	$287,223
Net investment income	$17,276	$16,082	$12,403
Net effective yield	5.3%	5.2%	4.3%
Net realized capital gains	$72	$979	$411
Effective yield including realized capital gains	5.4%	5.5%	4.5%

Investment Results
The following table indicates the composition of our fixed income security portfolio (at fair value) by rating as of December 31, 2007:
Composition of Fixed Income Security Portfolio by Rating

	December 31, 2007
	Amount	Percent
	(In thousands)
U.S. Government and Government Agency Fixed Income Securities	$202,130	64.6%
Aaa/ Aa	102,452	32.7%
A	7,170	2.3%
Baa	1,136	0.4%
Ba	—	—

Total	$312,888	100%

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
     The Securities Valuation Office of the NAIC evaluates all public and private bonds purchased as investments by insurance companies. The Securities Valuation Office assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor’s and Moody’s, while Categories 3-6 are the equivalent of below investment grade securities. Securities Valuation Office ratings are reviewed at least annually. At December 31, 2007, all but one of our fixed maturity investments were rated Category 1, the highest rating assigned by the Securities Valuation Office. The other security was rated Category 2.
     The following table indicates the composition of our fixed income security portfolio (at fair value) by time to maturity as of December 31, 2007.
Composition of Fixed Income Security Portfolio by Maturity

	December 31, 2007
	Amount	Percent
	(In thousands)
1 year or less	$5,902	1.9%
Over 1 year through 5 years	25,261	8.1%
Over 5 years through 10 years	190,617	60.9%
Over 10 years through 20 years	85,857	27.4%
Over 20 years	223	.1%
Mortgage-backed securities(1)	5,028	1.6%

Total	$312,888	100.0%

(1)	Actual maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment rates are determined by a number of factors that cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates, a variety of economic, geographic and other factors, and the repayment priority of the securities in the overall securitization structures.

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
     Our competitors include other companies which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Based on data of A.M. Best, we estimate that 40% of the property and casualty insurance direct written premiums in the State of New Jersey in 2006 were written through direct marketing channels. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurers rather than to independent agencies and, potentially, lower cost structures. A material reduction in the amount of business independent agents sell would adversely affect us. In the past, competition in the New Jersey personal auto market has included significant price competition, and there can be no assurance that these conditions will not recur. We and others compete on the basis of product portfolio, product pricing, and the commissions and other cash and non-cash incentives provided to agents. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the New Jersey property and casualty market, if one or more of these companies decide to aggressively enter the market it could have a material adverse effect on us. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. There can be no assurance that we will be able to compete effectively against these companies in the future.
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
     The New Jersey private passenger auto insurance market has become more competitive in recent years. In August 2003, Mercury General entered the New Jersey private passenger auto insurance market. In August 2004, GEICO re-entered the New Jersey private passenger auto insurance market and in October 2005, Progressive Casualty Insurance Company entered the New Jersey private passenger auto insurance market. We believe this supports our view that current market conditions in New Jersey for private passenger auto insurance companies have improved. However, competition, especially from larger, more established insurers such as GEICO and Progressive, could cause premium rate reductions, reduced profits or losses, or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition. Although we compete with Mercury General, GEICO and Progressive, we believe our packaged High Proformance Policy, which can include auto, home, boat and excess on one policy, provides us with a competitive advantage as Mercury General, GEICO and Progressive do not offer packaged policies.
Ratings
     One of the key comparisons between insurers is the relative rating by A.M. Best. A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Proformance a secure “B++ (Very Good)” rating. Such rating is the fifth highest rating of 15 rating levels that A.M. Best assigns to insurance companies, which currently range from “A++ (Superior)” to “D (Poor).” Publications of A.M. Best indicate that the “B++” rating is assigned to those companies that in A.M. Best’s opinion have a good ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company’s securities.
     On November 20, 2007, A.M. Best announced that it has placed the financial strength rating of B++ (Very Good) and the issuer credit rating (ICR) of “bbb” of Proformance Insurance Company under review with negative implications. Concurrently, A.M. Best placed the ICR of “bb” of Proformance’s holding company, National Atlantic Holdings Corporation under review with negative implications. A.M. Best stated that its rating action was based on the ineffectiveness of certain oversight processes with respect to Proformance’s bodily injury claims function and the subsequent deterioration in A.M. Best’s view of risk-adjusted capitalization. During the third quarter of 2007, management determined that Proformance’s procedures related to bodily injury claims handling and reserving were not applied consistently throughout the organization, which resulted in a significant increase in loss reserves for the third quarter of 2007. Consequently, A.M. Best stated that risk-adjusted capitalization declined to a level below the minimum required for Proformance’s ratings.
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
Employees
     As of December 31, 2007, we had 248 employees, of which 203 were employed by Proformance, 30 were employed by Riverview, 8 were employed by NAIA and 7 were employed by NAHC. None of our employees are represented by a labor union or are covered by collective bargaining agreements. We have not experienced any labor disputes or work stoppages and we consider our employee relations to be good.
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
     Insurance Regulation Concerning Dividends. We rely on dividends from Proformance for our cash requirements. The insurance holding company law of New Jersey requires notice to the Commissioner of any dividend to the shareholders of an insurance company. Proformance may not make an “extraordinary dividend” until 30 days after the Commissioner has received notice of the intended dividend and has not objected or has approved it in such time. An extraordinary dividend is defined as any dividend or distribution whose fair market value together with that of other distributions made within the preceding 12 months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income (excluding realized capital gains) for the 12-month period ending on the preceding December 31, in each case determined in accordance with statutory accounting practices. Under New Jersey law, an insurer may pay dividends that are not considered extraordinary only from its unassigned surplus, also known as its earned surplus. The insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs following payment of any dividend or distribution to shareholders. As of December 31, 2007, Proformance is not permitted to pay dividends without the approval of the Commissioner.
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
     Protection against Insurer Insolvency. New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property-Liability Insurance Guaranty Association, which we refer to as NJPLIGA. NJPLIGA must pay any claim up to $300,000 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within 90 days after the declaration of insolvency. Members of NJPLIGA are assessed the amount NJPLIGA deems necessary to pay its obligations and its expenses in connection with handling covered claims. Subject to certain exceptions, assessments are made in the proportion that each member’s net direct written premiums for the prior calendar year for all property and casualty lines bear to the corresponding net direct written premiums for NJPLIGA members for the same period. By statute, no insurer in New Jersey may be assessed in any year an amount greater than 2% of that insurer’s net direct written premiums for the calendar year prior to the assessment. In 2007, Proformance was assessed $2.0 million, as our portion of the losses due to insolvencies of certain insurers. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments.
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
     The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. As of December 31, 2007, Proformance had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.
     NAIC IRIS Ratios. The NAIC has developed a set of financial relationships or “tests” known as the Insurance Regulatory Information System that were designed for early identification of companies which may require special attention or action by insurance regulatory authorities. Insurance companies submit data annually to the NAIC which analyzes the data against defined “usual ranges.” Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. As of December 31, 2007, Proformance did not fall outside of the usual range for any of the ratio tests.
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
     For the years ended December 31, 2007, 2006 and 2005, approximately 58.5%, 65.1% and 77.0%, respectively, of our direct written premiums were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. For example, in 1998 the New Jersey legislature passed AICRA. AICRA attempted to control consumer costs by cutting automobile insurance rates by 15%. Although AICRA attempted to reduce costs to insurers by implementing strict measures to minimize fraud and abuse, our loss of premiums from the mandated rate reductions was not offset by such measures. Accordingly, the impact of this legislation reduced our profitability.
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
     All of our direct written premiums in 2007 were generated in New Jersey. Our revenues and profitability are therefore subject to prevailing regulatory, economic, demographic, competitive, weather and other conditions in New

Jersey. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. For example, the ability of New Jersey insurers to obtain property and casualty reinsurance at reasonable prices was limited as a result of Hurricane Andrew. Accordingly, it became more costly for insurers to reduce risks through reinsurance. Because of the increased cost of reinsurance, insurers were limited in their ability to operate profitably.
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
     For the years ended December 31, 2007, 2006 and 2005, we derived no revenue from replacement carrier transactions. Our strategy includes entering into additional replacement carrier transactions as opportunities arise.
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
     Our principal competitor which serves the independent agency market and offers a packaged personal lines property and casualty insurance product is Encompass Insurance (an affiliate of Allstate Insurance). Other competitors in the personal lines insurance business include First Trenton and Palisades Insurance. According to the NJDOBI statistics, as of December 31, 2006, based on vehicles in force, the respective share of the personal auto market, excluding policies written in urban enterprise zones, of our principal competitors, Allstate/ Encompass Insurance, Travelers of New Jersey and Palisades Insurance, were 15.71%, 5.07% and 2.75%, respectively. Our share of the personal auto market as of such dates was 1.85%.
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
     A.M. Best has currently assigned Proformance a secure “B++ (Very Good)” rating. A “B++” rating is A.M. Best’s fifth highest rating out of 15 possible rating classifications for insurance companies. A “B++” rating is assigned to insurers that in A.M. Best’s opinion have a good ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. An important factor in an insurer’s ability to compete effectively is its A.M. Best rating. Proformance’s A.M. Best rating is lower than those of some of its competitors.
     On November 20, 2007, A.M. Best announced that it has placed the financial strength rating of B++ (Very Good) and the issuer credit rating (ICR) of “bbb” of Proformance Insurance Company under review with negative implications. Concurrently, A.M. Best placed the ICR of “bb” of Proformance’s holding company, National Atlantic Holdings Corporation under review with negative implications. A.M. Best stated that its rating action was based on the ineffectiveness of certain oversight processes with respect to Proformance’s bodily injury claims function and the subsequent deterioration in A.M. Best’s view of risk-adjusted capitalization. During the third quarter of 2007, management determined that Proformance’s procedures related to bodily injury claims handling and reserving were not applied consistently throughout the organization, which resulted in a significant increase in loss reserves for the third quarter of 2007. Consequently, A.M. Best stated that risk-adjusted capitalization declined to a level below the minimum required for Proformance’s ratings.
     A decrease in our rating as assigned by A.M Best could limit our ability to operate profitably and may have a significant effect on our results of operations and financial condition.
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
     Due to the inherent uncertainty of estimating reserves, it has been necessary, and may over time continue to be necessary, to revise estimated future liabilities as reflected in our reserves for claims and policy expenses. For the year ended December 31, 2007, we increased reserves for prior years by $19.6 million. This increase was primarily due to increases in the prior year reserves for auto bodily injury coverage which increased by $22.2 million. This increase was due to an inconsistent implementation of a revised claim reserving policy that was uncovered in the third quarter of 2007. Prior year reserves for other liability increased by $3.6 million. This was offset by favorable development of $4.6 million in no-fault coverages and $1.6 million in commercial auto liability. For the year ended December 31, 2006, reserves decreased by $28.0 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to a decline in earned premium, a reduction in claim frequency in private passenger automobile coverage and significant growth in commercial lines business, which in 2006, have exhibited lower loss ratios. For the year ended December 31, 2006, prior year reserves increased by $0.02 million. This increase is due to favorable development in bodily injury and no-fault coverages offset by a reduction in ceded loss estimates for prior years. For the year ended December 31, 2005, we increased reserves for prior years by $10.1 million. This increase was due to (i) increases in average severity for Personal Injury Protection (No-fault) losses of $9.4 million (ii) higher Commercial Auto Liability projected loss ratios for 2002-2004 due to the fact that actual loss development was higher than expected for those years, resulting in an increase of $1.8 million and (iii) Homeowners losses of $0.6 million and Other Liability losses of $1.6 million. This development was partially offset by continued favorable trends in loss development for Property Damage losses ($1.6 million), Auto Physical Damage losses ($1.2 million), and Bodily Injury losses of ($0.5 million), as reported claims frequency has dropped significantly and we have reduced our projected loss ratios in recognition of this trend. For the year ended December 31, 2004, we reduced reserves for prior years by $0.7 million because our actual loss experience observed during the period, especially during the fourth quarter of 2004, was slightly lower than expected due to a reduction in the frequency of claims reported during the fourth quarter of 2004. Historically, Proformance’s reserves have shown a deficiency in every year from 1995 through 2006.
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
     Our future success depends significantly upon the efforts of certain key management personnel, including James V. Gorman, Chairman and Chief Executive Officer of NAHC and Proformance, Peter A. Capello, Jr., Chief Financial Officer of Proformance, Frank J. Prudente, Executive Vice President, Treasurer and Chief Financial Officer of NAHC, John E. Scanlan, Senior Vice President of Proformance, Bruce C. Bassman, Chief Operating Officer and Chief Actuarial Officer of NAHC, and Douglas A. Wheeler, Esq. General Counsel of NAHC and Proformance. We maintain a $2.5 million key man life insurance policy on Mr. Gorman, as well as on other of our senior executives, the proceeds of which are payable to us. NAHC has entered into employment agreements with James V. Gorman, Frank J. Prudente, John E. Scanlan, and Bruce C. Bassman. In addition, Proformance has entered into employment agreements with Peter A. Cappello, Jr. and Douglas A. Wheeler, Esq. Although we are not aware of any impending departures or retirements, the loss of key personnel could prevent us from fully implementing our business strategy and could negatively affect our ability to capitalize on market opportunities, grow our business or operate efficiently and profitably. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and our ability to do so will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.
Market fluctuations and changes in interest rates could reduce the value of our investment portfolio and our asset base which would limit our ability to underwrite more business.
     Our results of operations depend in part on the performance of our invested assets. As of December 31, 2007, 99.7% of our investment portfolio was invested in fixed income securities and 0.3% was invested in equity securities. As of December 31, 2007, approximately 64.6% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, approximately 32.7% was invested in fixed income securities rated “Aaa”/“Aa” by Moody’s Investor Service, which we refer to as Moody’s, approximately 2.3% was invested in fixed income securities rated “A” by Moody’s, and approximately 0.4% was invested in fixed income securities rated “Baa” by Moody’s. Certain risks are inherent in connection with fixed income securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. For example, the fair value of our fixed income securities can fluctuate depending on changes in interest rates. Accordingly, changes in interest rates may result in fluctuations in the income from, and the valuation of, our fixed income investments. Large investments losses would significantly decrease our asset base, thereby affecting our ability to underwrite new business. For the year ended December 31, 2007, 9.4%, or $17.3 million, of our total revenue was derived from our invested assets.
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
     For the years ended December 31, 2007, 2006 and 2005 approximately 7.2%, 6.5% and 5.2%, respectively, of our direct written premiums were transferred to third party reinsurers.
     As of December 31, 2007, our largest reinsurance recoverables were due from QBE Reinsurance and OdysseyRe. We do not believe we are substantially dependent on any of our third party reinsurers. We have not experienced in the past the failure of a third party reinsurer to pay any material claims that have been presented to the third party reinsurer.
     Our agreements with our third party reinsurers do not permit the reinsurer to cancel the reinsurance coverage mid-term in the event of any ratings downgrade of Proformance. Generally, our reinsurance agreements are one-year agreements and are renegotiated annually. However, in the event we were unable to reach an agreement with a current reinsurer of our business or a reinsurer terminates our reinsurance agreement, we may encounter difficulties obtaining or negotiating reinsurance coverage because we operate exclusively in New Jersey, a coastal state, and Proformance is rated “B++” by A.M. Best. If we were unable to maintain or obtain reinsurance coverage adequate for our business, we would not be able to reduce our exposure to insurance risks which could cause us to incur substantial losses and could cause us to write less new business.
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
     Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunication systems. We rely on these systems to support our direct and indirect marketing operations and our agents’ basic underwriting and claim-processing efforts, as well as to process new and renewal business, provide customer service, make claims payments, and facilitate collections and cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business. In June of 2007, the Company began development of a new claims system and premium processing system to be used in its workman’s compensation line of business. We anticipate the new system to cost approximately $250,000, of which we have capitalized and recorded as property and equipment, $237,000 as of December 31, 2007. There is no assurance that we will successfully complete this process or that we will not experience additional cost, implementation delay, operation disruption or system failure in connection with this transition. In addition, because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such service exceeds capacity or such third party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could compromise our ability to write and process new and renewal business, provide customer service or pay claims in a timely manner. This could cause us to lose business. In March, 2007, The Company placed into service its new premium processing and claims system which had been in development since December of 2004. As of December 31, 2007, we have capitalized and recorded as property and equipment, $1,964,209 and recorded depreciation and amortization expense related to the software in the amount of $492,253. For the years ended December 31, 2006 and 2005, we had expensed $0 and $519,105 of the software development costs, respectively.

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
     New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property-Liability Insurance Guaranty Association, which we refer to as NJPLIGA. NJPLIGA must pay any claim up to $300,000 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within 90 days after the declaration of insolvency. Members of NJPLIGA are assessed the amount NJPLIGA deems necessary to pay its obligations and its expenses in connection with handling covered claims. We are able to recoup these assessments from our in-force policyholders. Subject to certain exceptions, assessments are made in the proportion that each member’s net direct written premiums for the prior calendar year for all property and casualty lines bear to the corresponding net direct written premiums for NJPLIGA members for the same period. By statute, no insurer in New Jersey may be assessed in any year an amount greater than 2% of that insurer’s net direct written premiums for the calendar year prior to the assessment. In 2007, Proformance was assessed approximately $2.0 million as its portion of the losses due to insolvencies of certain insurers. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. As a result of the timing difference between when we are assessed by NJPILGA and the related funds are able to be collected from the policyholders by us, the difference between the related receivable and payable balance could adversely impact our cash flow.
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
     Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject Proformance to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business or engaging in financing activities, state supervision or even liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do. As of December 31, 2007, Proformance maintained a risk-based capital level in excess of the amount that would require any corrective actions on our part.

     The following table summarizes the risk-based capital of Proformance as of December 31, 2007, 2006 and 2005.
Proformance Insurance Company
Risk-Based Capital(1)

	As of December 31,
	2007	2006	2005
Total Adjusted Capital	$125,712	$128,031	$104,727
Company Action Level = 200% of Authorized Control Level	38,806	36,337	58,985
Regulatory Action Level = 150% of Authorized Control Level	29,105	27,253	44,239
Authorized Control Level = 100% of Authorized Control Level	19,403	18,168	29,493
Mandatory Control Level = 70% of Authorized Control Level	$13,582	$12,718	$20,645

(1)	For a description of the regulatory action that may be taken at each level, see “Business — Supervision and Regulation — Risk Based Capital Requirements.”
If we fail to satisfy a sufficient number of IRIS Ratios, we would be subject to regulatory action which could negatively affect our ability to operate our business efficiently and profitably.
     The NAIC has developed a set of financial relationships or “tests” known as the Insurance Regulatory Information System, or IRIS that were designed to assist state insurance regulators in the early identification of companies which may require special attention or action. Insurance companies submit data annually to the NAIC which analyzes the data against defined “usual ranges.” Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. As of December 31, 2007, Proformance did not fall outside of the usual range for any of the ratio tests.
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
     Each insurer in New Jersey is required to file an annual report which includes a calculation of statutory profits on private passenger automobile business. If the insurer has excess statutory profits as determined by a prescribed formula, the insurer is required to submit a plan for the approval of the Commissioner to refund or credit the excess profits to policyholders. Prior to the AICC Act, the calculation of statutory profits was based on the three-year period immediately prior to the report, and the amount of actuarial gain an insurer could report without being considered to have excess profits was limited to 2.5% of its earned premium, with actuarial gain defined as underwriting income minus 3.5% of earned premium. The AICC Act extended the time period for the calculation of statutory profits from three years to seven years to take into account market fluctuations over a longer period of time. The AICC Act also changed the basis for determining actuarial gain from earned premium to policyholder surplus. The term actuarial gain now means underwriting income minus an allowance for profit and contingencies (which shall not exceed 12% of policyholder surplus). The Commissioner is authorized to adjust this percentage no less frequently than biennially. The calculation of statutory profits for 2007 will not be completed until the second quarter of 2008. Therefore, the determination as to whether we have exceeded the excess profit threshold for 2007 will not be known until that time. However, based upon our year end 2007 results, management believes that the excess profit threshold has not been exceeded. As of December 31, 2006, we did not exceed the excess profit threshold in respect to any prior look-back period.
     We are subject to New Jersey’s “Take All Comers” requirements whereby we are not permitted to refuse to issue policies in those rating territories to certain applicants which could negatively impact our underwriting results.
     Since 1992, with very few exceptions, auto insurers were not permitted to refuse coverage to an eligible applicant. Under this “take all comers” requirement, insurers could not refuse to issue a policy to an applicant who was deemed to be eligible if that applicant had not been convicted of serious motor vehicle infractions such as driving while intoxicated or vehicular homicide in the past three years. The AICC Act phases out the “take all comers” requirement over five years, to become inoperative on January 1, 2009. Also, the AICC Act provides for an exemption from the “take all comers” requirement for insurers that increase their private passenger auto insurance non-fleet exposures by certain amounts. The exemption criteria are applied every six months to determine if the insurer remains exempt. Insurers that increased their private passenger auto insurance non-fleet exposures by 4% in a rating territory during the one-year period ended on January 1, 2005 are exempt from the “take all comers” requirement in that rating territory for the subsequent six-month period, at which time the 4% standard is applied to determine if the insurer remains exempt. Insurers that increase their private passenger auto insurance non-fleet exposures by the following amounts in a rating territory will also be exempt from the “take all comers” requirement in that rating territory, subject to review every six months, 3% in the one-year period ended January 1, 2006, 2% in the one-year period ended January 1, 2007, and 1% in the one-year period ending January 1, 2008.
     We are subject to New Jersey’s “urban enterprise zone” requirements. Unless we write enough business in designated “urban enterprise zones,” we may be assigned business in those zones by the State of New Jersey which could negatively impact our underwriting results.
     New Jersey law requires auto insurers to have the same proportionate share of business in designated “urban enterprise zones” across the state as is equal to their proportionate share of the auto insurance market in the state as a whole. If an insurer does not achieve its minimum requirements, it may be assigned business by the state to fill such requirements, which tends to be unprofitable business. As of December 31, 2007, Proformance satisfies its requirements in each urban enterprise zone primarily as a result of voluntary writings and the influx of policies from our replacement carrier transactions. There can be no assurance that Proformance will continue to satisfy its requirements in the future, in which case it may be assigned business by the state, which could have a negative effect on our underwriting results.
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
     In addition, some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures. The assets in our equity portfolio that we believe may be adversely affected based on threats of terrorism and increased security measures are comprised principally of equity securities of companies in the energy, insurance and transportation sectors. As of December 31, 2007, our equity portfolio had a current fair value of $1.0 million. The equity portfolio constituted approximately 0.3% of our total investment portfolio at that date. Our equity portfolio at December 31, 2007 did not include any insurance, energy or transportation stocks.
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
     As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to pricing, claims, coverages, financing and business practices may emerge. The resolution and implication of these issues can have an adverse effect on our business by changing the way we price our products, by extending coverage beyond our underwriting intent, or by increasing the size of claims. For example, one emerging issue in New Jersey relates to the judicial interpretation of New Jersey’s no-fault and uninsured motorist statutes. Since we have underwritten and priced our products based on current judicial interpretations of New Jersey’s no-fault and uninsured motorist statute, any changes in the judicial interpretations may be inconsistent with our underwriting and pricing assumptions which could cause us to incur more losses than we anticipated on those products. For example, on June 14, 2005, the New Jersey Supreme Court in Diprospero v. Penn, et. al. interpreted the State’s No-Fault Law, to allow non-economic “pain and suffering” lawsuits for automobile accident injuries that are permanent but do not have a serious lifestyle impact. Absent a need to demonstrate both serious lifestyle impact and permanent injuries, we expect an increase in the number of lawsuits for minor injuries.
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
     As of December 31, 2007, James V. Gorman beneficially owned approximately 14.13% of the total outstanding common stock of NAHC on a fully diluted basis. Mr. Gorman is also Chairman of the Board of Directors and Chief Executive Officer of NAHC and Proformance. Until such time as Mr. Gorman sells or disposes all or most of the common stock he holds, he would have the ability to exert significant influence over our policies and affairs, including election of our directors and significant corporation transactions. Mr. Gorman’s interests may differ from the interests of our other shareholders.
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
     The payment of dividends and other distributions to NAHC by Proformance is regulated by New Jersey insurance law and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior insurance regulatory approval. See “Business — General Regulation — Insurance Regulation Concerning Dividends.” Under New Jersey law, an insurer may pay dividends that are not considered extraordinary only from its unassigned surplus, also known as its earned surplus. As of December 31, 2007, Proformance is not permitted to pay dividends without the approval of the Commissioner as it has negative unassigned surplus of $1.8 million. Pursuant to statutory accounting principles, net income or loss from operations flows through the line item entitled “unassigned surplus funds” on Proformance’s statutory surplus statement.
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
     It is our objective to maintain sufficient capital so that Proformance will have a ratio of direct written premiums to statutory surplus of no more than 3 to 1. As of December 31, 2007, the ratio was 1.42 to 1.0. We believe that the current level of cash flow from operations, as well as the net proceeds from our initial public offering, provides us with sufficient capital to achieve this ratio and to satisfy our operating needs over the next 12 months. We expect to be able to continue to meet these capital needs after the next 12 months from internally generated funds. Since our ability to meet our obligations in the long term (beyond such 12-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, we can give you no assurance that the available net cash flow will be sufficient to meet these needs. We may need to raise additional capital through equity or debt financing. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of our common stock. If we cannot obtain adequate capital on favorable terms or at all, we could be forced to curtail our growth or reduce our assets.
Future sales of shares of our common stock by our existing shareholders, officers or employees in the public market, or the possibility or perception of such future sales, could adversely affect the market price of our stock.
     As of December 31, 2007, James V. Gorman owned approximately 14.13% of the total outstanding common stock of NAHC on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. For instance, in June 2005, we filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, which we refer to as the Securities Act, to register shares of our common stock issued or reserved for issuance under our 2004 Stock and Incentive Plan. Subject to the exercise of issued and outstanding options, shares registered under the registration statement on Form S-8 will be available for sale into the public markets unless such shares are subject to vesting or legal restrictions. In June 2005, we also filed a registration statement on Form S-8 under the Securities Act to register shares of our Class B Nonvoting Stock issued or reserved for issuance under our Nonstatutory Stock Option Plan. All of the shares reserved for issuance under the Nonstatutory Stock Option Plan are fully vested and are available for sale into the public market.
Because we do not intend to pay dividends, you will not receive funds without selling shares and you will only see a return on your investment if the value of the shares appreciates.
     We have never declared or paid any cash dividends on our capital stock and do not intend to pay cash dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. In addition, our ability to pay dividends is dependent upon, among other things, the availability of dividends from our subsidiaries, including Proformance. The ability of Proformance to pay dividends to us is restricted by New Jersey insurance law. See “Business — General Regulation.” As of December 31, 2007, Proformance is not permitted to pay dividends without the approval of the Commissioner. Accordingly, since we do not anticipate paying dividends, our shareholders will only see a return on their investment if the value of the shares appreciates. We cannot assure our shareholders that they will receive a return on their investment when they sell their shares or that they will not lose all or part of their investment.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of National Atlantic’s shareholders during the fourth quarter of 2007.
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
Price Range of Common Shares

	2007		2006
	High	Low	High	Low
First Quarter	$13.25	$10.75	$12.00	$9.35
Second Quarter	$14.12	$11.51	$10.90	$8.02
Third Quarter	$14.45	$8.70	$11.90	$8.68
Fourth Quarter	$10.34	$3.66	$13.70	$10.86
     On March 14, 2008, the last reported sale price for our common shares on the Nasdaq National Market was $5.97 per share.
     At March 17, 2008, there were approximately 87 holders of record and approximately 830 beneficial holders of our common shares.
     The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. The payment of dividends in the future, if any, will be at the discretion of the Board of Directors. Our ability to pay dividends is dependent upon, among other things, the availability of dividends from our subsidiaries, including our insurance subsidiaries, Proformance and Mayfair. The ability of Proformance to pay dividends to us is restricted by New Jersey insurance law. As of December 31, 2007, Proformance is not permitted to pay dividends without the approval of the Commissioner. In addition, the payment of dividends and other distributions by Mayfair is regulated by Bermuda insurance law and regulations. There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from Proformance are subject to restrictions relating to statutory surplus and earnings. See “Business — Supervision and Regulation.”

     The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2007:

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued	Weighted Average	Issuance Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrant and Rights	Warrant and Rights	Reflected in Column (a))
Equity compensation plans approved by security holders	174,150	$3.19	1,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	174,150	$3.19	1,000,000

     Use of Proceeds
     On July 5, 2006, the Board of Directors of the Company authorized the repurchase of a maximum of 1,000,000 shares and a minimum of 200,000 shares of capital stock of the Company within the next twelve months. On May 24, 2007, the Board of Directors of the Company authorized a one year extension of the buy-back program. As of December 31, 2007, the Company had repurchased 418,303 shares with an average price of $10.26. As of December 31, 2007, the Company is authorized to repurchase an additional 581,697 shares. During the three months ended December 31, 2007, the Company repurchased 26,200 shares with an average share price of $4.63.

	Number of Shares		Average
	Maximum	Minimum	Price
Balance at September 30, 2007	607,897	—
Repurchased	—	—	—

Balance at October 31, 2007	607,897	—	—
Repurchased	7,000	—	5.39

Balance at November 30, 2007	600,897	—
Repurchased	19,200	—	$4.36

Balance at December 31, 2007	581,697	—	—

Item 6. Selected Financial Data
     The following table sets forth selected consolidated financial information for the periods ended and as of the dates indicated. We derived the data as of December 31, 2007, 2006, 2005, 2004 and 2003, and for each of the five years in the period ended December 31, 2007, from our consolidated financial statements. These financial statements were audited by Deloitte & Touche LLP, an independent registered public accounting firm, through 2005, and by Beard Miller Company LLP, an independent registered public accounting firm, in 2006 and 2007.
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

	Year Ended December 31,
	2007	2006	2005	2004	2003
		($ in thousands, except share data)
Income Statement Data:
Direct written premiums	$178,679	$171,069	$198,049	$207,320	$163,179
Net written premiums	166,210	161,125	189,634	193,192	147,045
Net earned premiums	165,220	157,354	172,782	179,667	143,156
Replacement carrier revenue from related party	—	—	—	13,880	13,298
Replacement carrier revenue from unrelated party	—	—	—	4,089	661
Investment income	17,276	16,082	12,403	7,061	4,258
Net realized investment gains	72	979	411	1,931	1,373
Other income	1,703	1,441	1,745	2,044	929

Total income	184,271	175,856	187,341	208,672	163,675

Losses and loss adjustment expenses (1)	145,085	103,824	132,794	134,987	108,123
Underwriting, acquisition and insurance related expenses	49,652	48,275	42,264	46,771	26,055
Other operating and general expenses	539	2,268	3,989	580	484

Total expenses	195,276	154,367	179,047	182,338	134,662

Income (loss) before income taxes	(11,005)	21,489	8,294	26,334	29,013
Income tax (benefit) expense	(4,811)	7,107	1,858	8,886	9,945

Net (loss) income	$(6,194)	$14,382	$6,436	$17,448	$19,068

Basic (loss) earnings per share	$(0.56)	$1.28	$0.70	$3.53	$4.29

Diluted (loss) earnings per share	$(0.56)	$1.26	$0.68	$3.11	$3.77

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
			($ in thousands)
Balance Sheet Data:
Total cash & investments	$342,216	$345,060	$339,856	$252,993	$179,696
Total assets	449,675	452,830	462,736	347,172	266,748
Unpaid losses and loss adjustment expenses	197,105	191,386	219,361	184,283	134,201
Total liabilities	$305,499	$301,942	$324,527	$279,333	$216,961
Total stockholders’ equity (2)	$144,176	$150,888	$138,209	$67,839	$49,787

Statutory Data:
Policyholders surplus (at period end) (2)(3)(4)	$125,712	$128,031	$104,727	$58,754	$46,325
Loss ratio (1)	90.34%	69.16%	79.80%	75.30%	82.20%
Expense ratio (1)	27.13%	26.93%	22.30%	21.80%	20.40%

Combined ratio (1)	117.48%	96.09%	102.10%	97.10%	102.60%

(1)	The loss ratio, when calculated on a statutory basis, is the ratio of losses and loss adjustment expenses to net earned premiums. The expense ratio, when calculated on a statutory accounting basis, is the ratio of underwriting expenses to net written premiums. The expense ratio, when calculated on a GAAP basis, differs from the statutory method specifically as it related to policy acquisition expenses. Policy acquisition expenses are expensed as incurred under the statutory accounting method. However, for GAAP, policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned. The combined ratio is the sum of the loss ratio and the expense ratio. Management considers the statutory methods for calculating the loss, expense and combined ratios to compare our performance to benchmarks used by rating agencies and regulatory bodies that monitor the insurance industry.

(2)	On April 21, 2005, an initial public offering of 6,650,000 shares of the Company’s common stock (after the 43-for-1 stock split) was completed. The company sold 5,985,000 shares resulting in net proceeds to the Company (after deducting issuance costs and the underwriters’ discount) of $62,198,255. The Company contributed $43,000,000 to Proformance, which increased its statutory surplus.

(3)	On May 8, 2006, the Company contributed $9,000,000 to Proformance, thereby increasing its statutory surplus.

(4)	On May 16, 2007, the Company contributed $4,100,000 to Proformance, thereby increasing its statutory surplus.
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
     In 2007, we made significant progress toward carrying out the business strategies we have set out for National Atlantic as a public company. We continued to capture an increasingly larger share of our Partner Agents’ existing customer base and to diversify our business portfolio of automobile, homeowners and commercial lines policies. Our plan for future growth relates to capturing an increasingly larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers. We also plan to capture more of our Partner Agents’ existing customers by reaching out to additional demographics not currently suited to our HPP packaged product. Our new mono-line automobile product, salesmarked BlueStar Car Insurance, was launched in early 2007 and is targeted to our Partner Agents’ customers who do not require the broader coverage of our HPP product. During the third quarter of 2007 it was determined that our policy related to claims handling procedures and reserving practices was not applied consistently, primarily within the bodily injury claims unit. As part of the resolution of this matter, we retained an independent claims consulting firm. As a result, for the year ended December 31, 2007, we increased reserves for prior years by $19.6 million.
     As of December 31, 2007, our insurance subsidiary, Proformance Insurance Company (“Proformance”), was the twelfth largest and one of the fastest growing provider of private passenger auto insurance in New Jersey, based on direct written premiums of companies writing more than $5 million of premiums annually over the past three years, according to A.M. Best. From 2003 through 2007, we experienced a 2.3% compound annual growth rate, as our direct written premiums for all lines of business we write, including homeowners and commercial lines, increased from

$163.2 million in 2003 to $178.7 million in 2007. As of December 31, 2007, our stockholders’ equity was $144.2 million, up from stockholders’ equity of $49.8 million as of December 31, 2003, reflecting a 30.4% compound annual growth rate. Included in stockholders’ equity is $62.2 million as a result of our initial public offering, which was completed on April 21, 2005.
     Direct written premiums for the year ended December 31, 2007 increased by $7.6 million, or 4.4%, to $178.7 million from $171.1 million in the comparable 2006 period.
     For the year ended December 31, 2007, the increase is primarily due to the following: new business generated by our partner agents increased by $3.0 million to $34.4 million from $31.4 million in the comparable 2006 period, including new business from our Blue Star auto insurance product in the amount of $8.7 million. This was offset by attrition of existing business of $9.5 million and $7.3 million, respectively, as well as a $17.3 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
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
     As of December 31, 2007, the rating tier modifiers and the distribution of risks within the tiers were as follows:

	Premium
	Modifications	Percent of Total
Tier Designation	Factor	Vehicles
Tier A	0.88	33.7%
Tier One	1.00	58.9%
Tier Two	1.70	6.6%
Tier Three	2.25	0.2%
Tier Four	2.60	0.69%
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
     For the years ended December 31, 2007, 2006 and 2005, we paid $0.0 million, $0.6 million and $0.2 million, respectively, in connection with fees paid in consideration of the acquisition of policy renewal rights. Our strategy includes entering into additional replacement carrier transactions as opportunities arise. However, due to improvements in the New Jersey insurance market during 2005, it is not likely that we will enter into replacement carrier transactions which have as significant an impact on our operations or are comparable in size to those entered into prior to 2005.
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
     On September 27, 2005, the Company announced that Proformance had entered into a replacement carrier transaction with The Hartford Financial Services Group, Inc., which we refer to as The Hartford, whereby certain subsidiaries of The Hartford (Hartford Fire Insurance Company, Hartford Casualty Insurance Company, and Twin City Fire Insurance) would transfer their renewal obligations for New Jersey homeowners, dwelling, fire, and personal excess liabilities policies sold through independent agents to Proformance. Under the terms of the transaction, Proformance has offered renewal policies to approximately 8,500 qualified policyholders of The Hartford. We received final approval of this transaction from the NJDOBI on November 22, 2005, the closing date.
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

     For the years ended December 31, 2007, 2006 and 2005, the direct written premium generated from The Hartford renewal business was $4,724,728, $4,134,877 and $0, respectively.
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
     For the years ended December 31, 2007 and 2006, the direct written premium generated from Hanover renewal business was $12,491,300 and $11,080,943, respectively.
     With respect to our replacement carrier transaction for the 2004 year with OCIC and OCNJ, on February 22, 2005 Proformance notified OCNJ that OCNJ owed Proformance $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ had until May 15, 2005 to make payment to us. Subsequent to the notification provided to OCIC and OCNJ, we had several discussions with OCIC relating to certain components to the underlying calculation which supports the amount owed to Proformance for the 2004 year. As part of these discussions, OCIC had requested additional supporting documentation and raised issues with respect to approximately $2,000,000 of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of NJAIRE assessments, or a total of $3,412,000, allocated to OCNJ. We recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 as outlined above) as replacement carrier revenue from related party in our consolidated statement of operations for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because it was management’s best estimate of the amount for which we believed collectability was reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management’s estimates and judgment and thus more susceptible to challenge by OCIC. We also note our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed Proformance approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and our experience from 2003, management’s best estimate of the amount for 2004 for which we believed collectability from OCIC was reasonably assured was $4,350,000. On June 27, 2005, we received $3,654,000 from OCIC in settlement of the amounts due to Proformance, which differs from the $4,350,000 we had recorded as a receivable due from OCIC as outlined above. The difference of $696,000 between the receivable we had recorded ($4,350,000) due from OCIC and the actual settlement payment received from OCIC ($3,654,000) came as a result of a dispute between the Company and OCIC regarding $292,000 of NJAIRE assessments and approximately $404,000 of commission expenses included in the underlying calculation which supported the amounts due to Proformance for the 2004 year, the final year of our three year agreement with OCIC. The $696,000 was recorded as a bad debt expense in the Company’s consolidated statement of operations for the year ended December 31, 2005.
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
     Approval of the extension of the options granted during 1995 and the grant of new stock options to the estate of Mr. Campion was received at the Company’s Annual Meeting of Shareholders on September 19, 2005. The fair market value of the Company’s stock on September 19, 2005 was $11.47; therefore, the Company recognized $749,802 as compensation expense related to the extension of options in its consolidated statement of operations for the year ended December 31, 2005. The Company also recognized $1,937,198 as compensation expense related to the grant of new options in its consolidated statement of operations for the year ended December 31, 2005.
     On December 21, 2007, the Board of Directors of NAHC approved the Compensation Committee’s recommendation to grant 60,000 stock appreciation rights (SARS) to certain executive officers under the Company’s 2004 Stock and Incentive Plan. The SARS were granted with a base price of $3.93 per share, which was the closing price of the Company’s common stock on the Nasdaq National Market on the date of grant.
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
     The Company has reported, as a component of other liabilities on the consolidated balance sheet, share-based compensation liability at December 31, 2007 and 2006, of $128,285 and $1,066,239, respectively. For the year ended December 31, 2007 and 2006, the Company has reported, as a component of other operating and general expenses on the consolidated statement of income, share-based compensation expense of ($492,864), $1,066,239 and $0, respectively, related to stock appreciation rights.
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
     The revenue we earned from replacement carrier transactions relates to the funds that we received to assume the renewal obligations of those books of business. Revenues from replacement carrier transactions are recognized pro-rata over the period that we complete our obligations under the terms of the agreement, typically ranging from six months to a year, determined by the renewal option period of the policyholders. Certain replacement carrier contracts require additional consideration to be paid to us based on an evaluation of the ratio of premiums written to surplus. The calculation is performed and related revenue is recognized as earned annually, pursuant to the terms of the contract. Certain other transactions, such as the Hanover and Hartford transactions described above, require us to pay additional consideration in the future. We did not record any replacement carrier revenue for the years ended December 31, 2007, 2006 and 2005. Our strategy includes entering into additional replacement carrier transactions as opportunities arise. However, due to improvements in the New Jersey insurance market during 2005, it is not likely that we will enter into replacement carrier transactions which have as significant an impact on the Company’s operations, or are comparable in size to those entered into prior to 2005.
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
     Expenses
     Our expenses consist primarily of three types: losses and loss adjustment expenses, including estimates for losses and loss adjustment expenses incurred during the period and changes in estimates from prior periods, less the portion of those insurance losses and loss adjustment expenses that we cede to our reinsurers; and acquisition expenses, which consist primarily of commissions we pay our agents. In addition, underwriting, acquisition and insurance related expenses include premium taxes and company expenses related to the production and underwriting of insurance policies, less ceding commissions that we receive under the terms of our reinsurance contracts, and other operating and general expenses which include general and administrative expenses.

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
Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in our consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. We have identified below two accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of these policies.
Unpaid Losses and Loss Adjustment Expenses
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
     For the year ended December 31, 2007, we increased reserves for prior years by $19.6 million. This increase was primarily due to increases in the prior year reserves for auto bodily injury coverage which increased by $22.2 million.

This increase was due to an inconsistent implementation of a revised claim reserving policy that was uncovered in the third quarter of 2007. Prior year reserves for other liability increased by $3.6 million. This was offset by favorable development of $4.6 million in no-fault coverages and $1.6 million in commercial auto liability.
     For the year ended December 31, 2006, we decreased reserves by $28.0 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to a decline in earned premium, a reduction in claim frequency in private passenger automobile coverage and significant growth in commercial lines business which in 2006, have exhibited lower loss ratios. For the year ended December 31, 2006, prior year reserves increased by $0.02 million. This increase was due to favorable development in bodily injury and no-fault coverages offset by a reduction in ceded loss estimates for prior years.
     For the year ended December 31, 2005, we increased reserves for prior years by $10.1 million. This increase was due to increases in average severity for Personal Injury Protection (No-fault) losses of $9.4 million, Commercial Auto Liability projected loss ratios for 2002-2004 due to the fact that actual loss development was higher than expected for those years, resulting in an increase of $1.8 million, Homeowners losses of $0.6 million and Other Liability losses of $1.6 million. This development was partially offset by continued favorable trends in loss development for Property Damage losses ($1.6 million), Auto Physical Damage losses ($1.2 million), and Bodily Injury losses of ($0.5 million), as reported claims frequency has dropped significantly and we reduced our projected loss ratios in recognition of this trend.
     The table below sets forth the types of reserves we maintain for our lines of business and indicates the amount of reserves as of December 31, 2007 for each line of business.
National Atlantic Holdings Corporation
Breakout of Reserves by Line of Business
As of December 31, 2007

	Direct	Assumed			Total Balance
	Case	Case	Direct	Assumed	Sheet
	Reserves	Reserves	IBNR	IBNR	Reserves
	(in thousands)
Line of Business:
Fire	$—	$29	$—	$—	$29
Allied	—	3	—	—	3
Homeowners	6,741	—	9,168	—	15,909
Personal Auto	93,000	5	48,634	—	141,639
Commercial Auto	10,437	898	13,176	536	25,047
Other Liability	5,815	—	8,663	—	14,478

Total Reserves	$115,993	$935	$79,641	$536	$197,105

Reinsurance Recoverables on Unpaid Losses					(17,691)

Total Net Reserves					$179,414

     In establishing our net reserves as of December 31, 2007, our Chief Actuarial Officer has determined that the range of reserve estimates on a net basis, at that date, was between $163.8 million and $195.3 million. The amount of net reserves at December 31, 2007, which represents the best estimate of management and our actuaries within that range, was $179.4 million. There are two major factors that could result in ultimate losses below management’s best estimate:
•	More effective claims processes have recently been put in place. If the improvement in our claims handling process is better than expected, losses could develop less than anticipated,

•	The rate of claims settlements has increased dramatically over the past year. A continuation of this activity could produce ultimate losses below our current estimate.
There are two major factors that could result in ultimate losses above management’s best estimate:
•	Claims for uninsured motorists generally have a longer development period than other liability losses. If the frequency of uninsured motorist claims increases beyond our current estimated levels, loss emergence could be greater than what we projected in our loss development analysis.

•	We believe that the claims department has improved its claims handling practices with regard to claims reserving and settlement. These improvements, if not effectively implemented, could result in adverse loss development.
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
Results of Operations
     Direct written premiums for the year ended December 31, 2007 increased by $7.6 million, or 4.4%, to $178.7 million from $171.1 million in the comparable 2006 period. For the year ended December 31, 2007, the increase is primarily due to the following: new business generated by our partner agents increased by $3.0 million to $34.4 million from $31.4 million in the comparable 2006 period, including new business from our Blue Star auto insurance product in the amount of $8.7 million. This was offset by attrition of existing business of $9.5 million as well as a $17.3 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.

     The table below shows certain of our selected financial results for the years ended December 31, 2007, 2006 and 2005:

	For the year ended December 31,
	2007	2006	2005
Direct written premiums	$178,679	$171,069	$198,049

Net written premiums	166,210	161,125	189,634

Net premiums earned	$165,220	$157,354	$172,782
Investment income	17,276	16,082	12,403
Net realized investment gains (losses)	72	979	411
Other income	1,703	1,441	1,745

Total revenue	$184,271	$175,856	$187,341

Losses and loss adjustment expenses incurred	$145,085	$103,824	$132,794
Underwriting, acquisition and insurance related expenses	49,652	48,275	42,264
Other operating and general expenses	539	2,268	3,989

Total expenses	195,276	154,367	179,047

Income (loss) before income taxes	(11,005)	21,489	8,294
Income taxes (benefit)	(4,811)	7,107	1,858

Net (loss) income	$(6,194)	$14,382	$6,436

For the year ended December 31, 2007, compared to the year ended December 31, 2006
Direct Written Premiums. Direct written premiums for the year ended December 31, 2007 increased by $7.6 million, or 4.4%, to $178.7 million from $171.1 million in the comparable 2006 period.
     For the year ended December 31, 2007, the increase is primarily due to the following: new business generated by our partner agents increased by $3.0 million to $34.4 million from $31.4 million in the comparable 2006 period, including new business from our Blue Star auto insurance product in the amount of $8.7 million. This was offset by attrition of existing business of $9.5 million, as well as a $17.3 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
Net Written Premiums. Net written premiums for the year ended December 31, 2007 increased by $5.1 million, or 3.2%, to $166.2 million from $161.1 million in the comparable 2006 period. Ceded premiums as a percentage of direct written premium for the year ended December 31, 2007 was 7.2%, as compared to 6.5%, in the same period in the prior year. The increase in net written premiums for the year ended December 31, 2007 was due to the increase in direct written premiums for the same period.
Net Premiums Earned. Net premiums earned for the year ended December 31, 2007 increased by $7.8 million, or 5.0%, to $165.2 million from $157.4 million in the comparable 2006 period.
Investment Income. Investment income for the year ended December 31, 2007 increased by $1.2 million, or 7.5%, to $17.3 million from $16.1 million in the comparable 2006 period. The increase was primarily due to an increase in average invested assets. Average invested assets for the year ended December 31, 2007 increased $11.6 million, or 3.7%, to $323.1 million from $311.4 million for the same period in the prior year.
Net Realized Investment Gains. Net realized investment gains for the years ended December 31, 2007 and 2006 were $0.1 million and $1.0 million, respectively.

Other Income. Other income for the year ended December 31, 2007 and 2006 was $1.7 million and $1.4 million, respectively. The increase is primarily related to an increase in finance and service fees charged to those paying on an installment basis. Finance and service fees for the years ended December 31, 2007 and 2006 were $1.6 million and $1.2 million, respectively.
Losses and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses incurred for the year ended December 31, 2007 increased by $41.3 million, or 39.8%, to $145.1 million from $103.8 million in the comparable 2006 period. This increase can be attributed to an increase in claim frequency in private passenger automobile coverage and strengthening of prior year reserves by $19.6 million, due to the inconsistent implementation of a revised claim reserving policy that was uncovered in the third quarter of 2007. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the year ended December 31, 2007 were 87.8% compared to 66.0% for the year ended December 31, 2006. The ratio of net incurred losses, excluding loss adjustment expenses, to net earned premiums during 2007 was 76.3% compared to 61.5% for the comparable 2006 period.
Underwriting, Acquisition and Insurance Related Expenses. Underwriting, acquisition and insurance related expenses for the year ended December 31, 2007 increased by $1.4 million, or 2.9%, to $49.7 million from $48.3 million in the comparable 2006 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the year ended December 31, 2007 was 29.9% as compared to 30.0% for the comparable 2006 period. Underwriting, acquisition and insurance related expenses, excluding changes in deferred acquisition costs for the years ended December 31, 2007 and 2006 were $50.0 million and $49.8 million, respectively. The effect of an increase in the deferred acquisition cost asset is recorded as a reduction of underwriting, acquisition and insurance related expenses. For the year ended December 31, 2007, the benefit recorded as a result of the increase in the deferred acquisition cost asset decreased by $1.2 million to $0.3 million from $1.5 million in the comparable 2006 period. For the year ended December 31, 2007, commission expense increased by $2.7 million to $26.6 million from $23.9 million in the comparable 2006 period. Salary expense for year ended December 31, 2007 increased by $0.8 million to $17.6 million from $16.8 million in the comparable 2006 period. In addition, depreciation and amortization expense for the year ended December 31, 2007 increased by $0.7 million to $1.1 million from $0.4 million in the comparable 2006 period as a result of the Diamond 4x software which was placed into service in March of 2007.
Other Operating and General Expenses. Other operating and general expenses for the year ended December 31, 2007 decreased by $1.8 million, or 78.3%, to $0.5 million from $2.3 million in the comparable 2006 period. The decrease in other operating and general expenses for the year ended December 31, 2007 is primarily related to a decrease in share based compensation expense. For the years ended December 31, 2007 and 2006, share based compensation expense was ($0.5) million and $1.1 million, respectively.
Income Tax (Benefit) Expense. Income tax (benefit) expense for the year ended December 31, 2007 and 2006 was ($4.8) million and $7.1 million, respectively. The decrease in tax expense for the year ended December 31, 2007, as compared to the same period in the prior year was due to a decrease in income before income taxes.
Net (Loss) Income. Net (loss) income for the years ended December 31, 2007 and 2006 was ($6.2) million and $14.4 million, respectively. The decrease in net income for the year ended December 31, 2007 as compared to the same period in the prior year is a result of the factors discussed above.
For the year ended December 31, 2006, compared to the year ended December 31, 2005
Direct Written Premiums. Direct written premiums for the year ended December 31, 2006 decreased by $26.9 million, or 13.6%, to $171.1 million from $198.0 million in the comparable 2005 period.
     For the year ended December 31, 2006 the decrease is due to the following: our closed agents business that was acquired as part of previous replacement carrier transactions with OCIC, Met P&C and Sentry decreased by $51.0 million as a result of the continued increase in the competitive nature of the New Jersey auto insurance market those agents were able to place that business with other carriers in the New Jersey market. New business generated by our partner agents for the year ended December 31, 2006 was $31.4 million, offset by attrition of existing business of $7.3 million. For the year ended December 31, 2006, direct written premium generated from The Hanover and Hartford renewal business was approximately $11.1 and $4.1 million, respectively.

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
Net Realized Investment Gains. Net realized investment gains for the year ended December 31, 2006 and 2005 were $1.0 million and $0.4 million, respectively.
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
Losses and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses incurred for the year ended December 31, 2006 decreased by $29.0 million, or 21.8%, to $103.8 million from $132.8 million in the comparable 2005 period. This decrease can be attributed to a decline in earned premium, a reduction in claim frequency in private passenger automobile coverage and significant growth in commercial lines business which exhibit lower loss ratios. As a percentage of net earned premiums, losses and loss adjustment expenses incurred for the year ended December 31, 2006 were 66.0% compared to 76.9% for the year ended December 31, 2005. The ratio of net incurred losses, excluding loss adjustment expenses, to net earned premiums during 2006 was 61.5% compared to 65.6% for the comparable 2005 period.
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
Other Operating and General Expenses. Other operating and general expenses for the year ended December 31, 2006 decreased by $1.7 million, or 42.5%, to $2.3 million from $4.0 million in the comparable 2005 period. The decrease in other operating and general expenses for the year ended December 31, 2006 is primarily related to a decrease in stock based compensation expense offset by an increase in deferred compensation expense. For the year ended December 31, 2006, stock based compensation expense was $0.0 million, as compared to $3.1 million for the comparable 2005 period. For the year ended December 31, 2006, share-based compensation expense was $1.1 million as compared to $0.0 million for the comparable 2005 period.

Income Tax Expense. Income tax expense for the year ended December 31, 2006 and 2005 was $7.1 million and $1.9 million, respectively. The increase in tax expense of $5.2 million for the year ended December 31, 2006 as compared to the same period in the prior year was due to the increase in income before income taxes for the same periods.
Net Income. Net income for the year ended December 31, 2006 and 2005 was $14.4 million and $6.4 million, respectively. The increase in net income for the year ended December 31, 2006 as compared to the same period in the prior year is a result of the factors discussed above.
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
     For the years ended December 31, 2007, 2006 and 2005, our consolidated cash flows (used in) provided by operations was ($0.2) million, $7.2 million and $28.1 million, respectively. The decrease in cash flows provided by operations for the year ended December 31, 2007 as compared to December 31, 2006 was due primarily to an increase in income taxes recoverable and decrease in income taxes payable offset by increases in unpaid losses and loss adjustment expenses and a decrease in reinsurance recoverables and receivables. For the year ended December 31, 2007, unpaid losses and loss adjustment expenses increased $5.7 million as compared with a decrease of $28.0 million which occurred during the same period in the prior year. For the year ended December 31, 2007 income taxes recoverable increased $8.5 million and income taxes payable decreased $3.0 million. For the year ended December 31, 2006, income taxes recoverable decreased $1.2 million and income taxes payable increased $3.0 million. For the year ended December 31, 2007, the Company made estimated tax payments of $6.9 million as compared with $4.1 million during the same period in the prior year. In addition, reinsurance recoverable and receivables decreased $6.1 million for the year ended December 31, 2007 as compared with a decrease of $14.1 million for the comparable 2006 period. The decrease in cash flows provided by operations for the year ended December 31, 2006 as compared to December 31, 2005 was due primarily to the a decrease in unpaid losses and loss adjustment expenses , partially offset by a decrease in reinsurance recoverables and receivables and increases in unearned premiums and income taxes payable. For the year ended December 31, 2006, unpaid losses and loss adjustment expenses decreased $28.0 million as compared with an increase of $35.1 million for the same period in 2005. Reinsurance recoverables and receivables for the year ended December 31, 2006 decreased $14.1 million as compared to an increase of $5.9 million for the same period in 2005.
     For the years ended December 31, 2007, 2006 and 2005, our consolidated cash flows provided by (used in) investing activities were $4.4 million, ($19.2) million and ($66.5) million, respectively. The increase in cash provided by investing activities for the year ended December 31, 2007 as compared to the same period in the prior year is related primarily to the sale of fixed maturity investments. The decrease in cash used in investing activities for the year ended December 31, 2006 as compared to the same period in the prior year is related primarily due to the conversion of our private passenger automobile business from six month to twelve month policies which began on January 1, 2005. This conversion process led to an increase in premium writings for the year ended December 31, 2005, which was subsequently invested by the Company along with the continued investment of the capital received as part of the initial public offering which was completed on April 21, 2005. Direct written premiums for the year ended December 31, 2006 decreased by $26.9 million, or 13.6%, to $171.1 million from $198.0 million in the comparable 2005 period. In addition, for the year ended December 31, 2006 our consolidated cash flow used in investing activities was in excess of our cash provided by operations as Proformance invested the $9 million which was contributed by the Company during the period.
     For the years ended December 31, 2007, 2006 and 2005, our consolidated cash flows (used in) provided by financing activities were ($2.3) million, ($1.6) million and $62.7 million, respectively. The increase in our consolidated cash flows used in financing activities for the year ended December 31, 2007 as compared to December 31, 2006 is primarily related to an increase in the repurchase of capital stock. For the year ended December 31, 2007, the Company invested $2.6 million in common stock held in treasury as compared with $1.7 million in the comparable period in 2006. This was slightly offset by an increase in proceeds received by the Company from the exercise of stock options. For the year ended December 31, 2007, the Company received $0.3 million from the exercise of stock options as compared with $0.1 million in the comparable 2006 period. The decrease in our consolidated cash flows from financing activities for the year ended December 31, 2006 as compared to the year ended December 31, 2005 is related to the repurchase of capital stock as authorized by the board of directors on July 5, 2006 as well as the capital received during 2005 in connection with the Company’s initial public offering which was completed on April 21, 2005
     The effective duration of our investment portfolio was 2.91 years as of December 31, 2007. By contrast, our liability duration was approximately 3.5 years as of December 31, 2007. We do not believe this difference in duration adversely affects our ability to meet our current obligations because we believe our cash flows from operations are sufficient to meet those obligations. Pursuant to our tax planning strategy, we invested the $40.6 million received from the OCIC replacement carrier transaction in long-term bonds in accordance with Treasury Ruling Regulation 1.362-2, which allows us to defer the payment of income taxes on the associated replacement carrier revenue until the underlying securities are either sold or mature. The effective duration of our investment portfolio, when excluding these securities, is reduced from 2.91 years to 2.45 years.
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
     There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from Proformance are subject to restrictions relating to statutory surplus and earnings. Proformance may not make an “extraordinary dividend” until 30 days after the Commissioner of the NJDOBI (which we refer to as the Commissioner) has received notice of the intended dividend and has not objected or has approved it in such time. An extraordinary dividend is defined as any dividend or distribution whose fair market value together with that of other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income (excluding realized capital gains) for the twelve-month period ending on the preceding December 31, in each case determined in accordance with statutory accounting practices. Under New Jersey law, an insurer may pay dividends that are not considered extraordinary only from its unassigned funds, also known as its earned surplus. The insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs following payment of any dividend or distribution to stockholders. As of December 31, 2007, Proformance was not permitted to pay dividends without the approval of the Commissioner. Proformance has not paid any dividends in the past and we do not anticipate that Proformance will pay dividends in the foreseeable future because we wish to reduce our reinsurance purchases in order to retain more of the gross premiums written we generate. We also seek stronger financial strength ratings for Proformance, and both of these objectives require that the capital of Proformance be increased. In addition, the payment of dividends and other distributions by Mayfair is regulated by Bermuda insurance law and regulations.
     The table below sets forth the aggregate amount of dividends paid to us by our non-insurance subsidiaries during the years ended December 31, 2007, 2006 and 2005.

	For the years ended December 31,
	2007	2006	2005
NAIA	$1,110,000	$714,781	$1,550,000
Riverview	$450,000	$188,760	$950,000
NAFC	$1,000,000	$—	$—
     Because our non-insurance subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, we expect to use those revenues to service all of our corporate financial obligations, such as shareholder dividends, if declared. The percentage of our total revenues generated by our non-insurance subsidiaries for the years ended December 31, 2007, 2006 and 2005 were 3.4%, 5.1% and 4.1%, respectively.
     The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for 2007, 2006 and 2005 was $973,655, $958,279 and $945,391, respectively.
     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for 2007, 2006 and 2005 was $212,400, respectively.
     Aggregate minimum rental commitments of the Company as of December 31, 2007 are as follows:

Year	Amount
2008	$796,799
2009	545,999
2010	—
2011	—
2012 and thereafter	—

Total	$1,342,798

     In connection with the lease agreement, the Company obtained a letter of credit in the amount of $300,000 as security for payment of the base rent.
     As of December 31, 2007, we did not have any material commitments for capital expenditures.
     Proformance’s historic trends of net paid losses compared to net premiums collected for calendar years 2007, 2006 and 2005 reflect ratios of 81.9%, 75.8% and 60.8%, respectively.
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

Investments
     As of December 31, 2007 and December 31, 2006, the Company maintained a high quality investment portfolio.
     As of December 31, 2007 and December 31, 2006, we did not hold any securities that were not publicly traded, because our investment policy prohibits us from purchasing those securities. In addition, at those dates, we did not have any non-investment grade fixed income securities.
     As more fully described above under “— Critical Accounting Policies — Investment Accounting Policy — Impairment”, in accordance with the guidance of paragraph 16 of SFAS 115, should an other-than-temporary impairment be determined, we recognize such loss on the consolidated statement of operations and we write down the value of the security and treat the adjusted value as the new cost basis of the security.
     Our gross unrealized losses represented 0.29% of cost or amortized cost of the investment portfolio as of December 31, 2007. Fixed maturities represented 99.7% of the investment portfolio and 99.8% of the unrealized losses as of December 31, 2007.
     Unrealized losses on held-to-maturity securities, aged less than and greater than twelve months, as of December 31, 2007 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Fixed maturities:
State, local government and agencies	$2,612,228	$(3,338)	$223,182	$(3,682)	$2,835,410	$(7,020)
Industrial and miscellaneous	—	—	18,379,026	(585,430)	18,379,026	(585,430)

Total Investments - Held-to-Maturity	$2,612,228	$(3,338)	$18,602,208	$(589,112)	$21,214,436	$(592,450)

     As of December 31, 2007, the Company has 2 held to maturity securities in the less than twelve month category and 18 held to maturity securities in the twelve months or more categories. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.
     Unrealized losses on available-for-sale securities, aged less than and greater than twelve months, as of December 31, 2007 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Fixed maturities:
U.S. Government, government agencies and authorities	$12,677,756	$(24,009)	$8,304,808	$(93,914)	$20,982,564	$(117,923)
State, local government and agencies	2,653,290	(4,296)	9,651,873	(43,239)	12,305,163	(47,535)
Industrial and miscellaneous	2,123,989	(50,125)	2,890,698	(76,522)	5,014,687	(126,647)
Mortgage-backed securities	1,638,460	(6,284)	1,006,540	(1,990)	2,645,000	(8,274)

Total fixed maturities	19,093,495	(84,714)	21,853,919	(215,665)	40,947,414	(300,379)

Other Investments:
Equity securities	12,464	(1,386)	—	—	12,464	(1,386)

Total Investments - Available-for-Sale	$19,105,959	$(86,100)	$21,853,919	$(215,665)	$40,959,878	$(301,765)

     As of December 31, 2007, the Company has 25 available for sale securities in the less than twelve month category and 57 available for sale securities in the greater than twelve months category. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.
     Unrealized losses on held-to-maturity securities, aged less than and greater than twelve months, as of December 31, 2006 were as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Fixed maturities:
U.S. Government, government agencies and authorities	$645,084	$(9,978)	$5,889,375	$(243,106)	$6,534,459	$(253,084)
State, local government and agencies	2,788,654	(57,768)	—	—	2,788,654	(57,768)
Industrial and miscellaneous	10,364,364	(159,399)	20,094,937	(302,849)	30,459,301	(462,248)

Total Investments - Held-to-Maturity	$13,798,102	$(227,145)	$25,984,312	$(545,955)	$39,782,414	$(773,100)

     As of December 31, 2006, the Company has 15 held to maturity securities in the less than twelve month category and 20 held to maturity securities in the twelve months or more categories. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.
     Unrealized losses on available-for-sale securities, aged less than and greater than twelve months, as of December 31, 2006 were as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Fixed maturities:
U.S. Government, government agencies and authorities	$36,677,390	$(121,768)	$142,710,619	$(1,738,102)	$179,388,009	$(1,859,870)
State, local government and agencies	17,505,739	(49,894)	24,555,792	(241,685)	42,061,531	(291,579)
Industrial and miscellaneous	4,230,424	(26,377)	3,860,237	(130,487)	8,090,661	(156,864)
Mortgage-backed securities	488,032	(2,572)	1,002,400	(12,576)	1,490,432	(15,148)

Total fixed maturities	58,901,585	(200,611)	172,129,048	(2,122,850)	231,030,633	(2,323,461)

Other Investments:
Equity securities	—	—	877,488	(111,057)	877,488	(111,057)

Total Investments - Available-for-Sale	$58,901,585	$(200,611)	$173,006,536	$(2,233,907)	$231,908,121	$(2,434,518)

     As of December 31, 2006, the Company has 132 available-for sale securities in the less than twelve month category and 306 available-for-sale securities in the twelve months or more categories. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.
     Our fixed income securities in an unrealized loss position have an average “AA1” credit rating by Moody’s, with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of our ongoing security monitoring process by our investment manager and investment committee, it was concluded that no securities in the portfolio were considered to be other-than-temporarily impaired as of December 31, 2007 and 2006. We believe, with the investment committee’s confirmation, that securities that are temporarily impaired that continue to pay principal and interest in accordance with their contractual terms, will continue to do so.

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
     As of December 31, 2007 and as of December 31, 2006, our fixed income portfolio was 64.9% and 63.5% and respectively, concentrated in U.S. government securities and securities of government agencies and authorities that carry an “Aaa” rating from Moody’s, respectively.
     There were no securities that were considered other-than-temporarily impaired as of December 31, 2007 or 2006. The following summarizes our unrealized losses by designated category as of December 31, 2007.
Securities in an Unrealized Loss Position for Less than 12 Months

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$21,793,774	$21,705,722	$(88,052)	(.40)%
Equities	$13,850	$12,464	$(1,386)	(10.01)%
Securities in an Unrealized Loss Position for greater than 12 months

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$41,260,903	$40,456,126	$(804,777)	(1.95)%

Securities with a Decline in Fair Value Below Carrying Values Less than 20%

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$63,054,677	$62,161,848	$(892,829)	(1.42)%
Equities	$13,850	$12,464	$(1,386)	(10.01)%
Contractual Obligations
     The following table summarizes our long-term contractual obligations and credit-related commitments as of December 31, 2007.
Contractual Obligations and Credit-Related Commitments

	Less Than	1 - 3	3 - 5	More Than
	1 Year	Years	Years	5 Years	Total
Loss and Loss Adjustment Expenses(1)	$102,494,478	$66,030,096	$25,623,619	$2,956,571	$197,104,764
Operating Lease Obligations(2)	$796,799	$545,999	$—	$—	$1,342,798

(1)	As of December 31, 2007 we had unpaid loss and loss adjustment expenses of $197.1 million. The amounts and timing of these obligations are not set contractually. Nonetheless, based on cumulative property and casualty claims paid over the last ten years, we anticipate that approximately 52.0% will be paid within a year, an additional 33.5% between one and three years, 13.0% between three and five years and 1.5% in more than five years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this payment estimate because of the potential impact from changes in:
•	The legal environment whereby court decisions and changes in backlogs in the court system could influence claim payout patterns.

•	Our mix of business because property and first-party claims settle more quickly than bodily injury claims.

•	Claims staffing levels — claims may be settled at a different rate based on the future staffing levels of the claim department.

•	Reinsurance programs — changes in Proformance’s retention will influence the payout of the liabilities. As Proformance’s net retention increases, the liabilities will take longer to settle than in past years.

•	Loss cost trends — increases/decreases in inflationary factors (legal and economic) will influence ultimate claim payouts and their timing.

(2)	Represents our minimum rental commitments as of December 31, 2007 pursuant to our seven-year lease agreement for the use of our office space and equipment at 4 Paragon Way, Freehold, NJ 07728 and our four-year lease agreement for the use of our office space and equipment at 3 Paragon Way, Freehold, NJ 07728.
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
Adoption of New Accounting Pronouncements
     In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts other than those specifically described in FASB 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The Company has complied with the requirements of SOP 05-1, which were effective for periods which began after December 15, 2006.
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
     In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.
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

	Fair Value
	-100 Basis		+100 Basis
	Point	As of	Point
	Change	December 31, 2007	Change
	($ in thousands)
Fixed maturities and preferred stocks	$323,026	$313,888	$304,750
Cash and cash equivalents	$28,098	$28,098	$28,098
Total	$351,124	$341,987	$332,848

	-100 Basis		+100 Basis
	Point	As of	Point
	Change	December 31, 2006	Change
	($ in thousands)
Fixed maturities and preferred stocks	$328,947	$316,082	$303,218
Cash and cash equivalents	$26,288	$26,288	$26,288
Total	$355,235	$342,370	$329,506
Equity Risk
     Equity risk is the risk that we will incur economic losses due to adverse changes in the prices of equity securities in our investment portfolio. Our exposure to changes in equity prices primarily result from our holdings of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values of our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimate that such a decline in equity market prices would decrease the market value of our equity investments by approximately $101,246 and $242,740 respectively, based on our equity positions as of December 31, 2007 and December 31, 2006.
     As of December 31, 2007, approximately 0.3% of our investment portfolio was invested in equity securities. We continuously evaluate market conditions regarding equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.
Credit Risk
     We have exposure to credit risk as a holder of fixed income securities. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines to reduce our credit risk. As of December 31, 2007, approximately 64.6% of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, 32.7% was invested in other fixed income securities rated “Aaa”/“Aa” by Moody’s, and 2.3 % was invested in fixed income securities rated “A” by Moody’s, and .4 % was invested in fixed income securities rated “ Baa” by Moody’s. As of December 31, 2007, we had one security with a rating of Baa1.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
     As of the end of the period covered by this report on form 10-K, we, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, our Chief Financial Officer and our Executive Vice President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our periodic filings with the Securities and Exchange Commission.

Management’s Report on Internal Control over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f). During 2007, we restructured the process of our bodily injury claims unit. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, the Company’s internal controls over financial reporting were effective as of December 31, 2007.
     Beard Miller Company LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included herein.
Changes to Internal Control over Financial Reporting
     During the fourth quarter of 2007, we continued to restructure the processes of our bodily injury claims unit.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this Item relating to our directors and executive officers is incorporated herein by reference to the headings “Information Regarding Nominees and Directors,” “Information Regarding Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual General Meeting of Shareholders (“Proxy Statement”). The Company intends to file the Proxy Statement prior to April 29, 2008.
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

PART IV
Item 15. Exhibit and Financial Statement Schedules
     (a) The following documents are filed as part of this report:
          1. Financial statements
          Reports of Independent Registered Accounting Firms.
            Consolidated Balance Sheets as of December 31, 2007 and 2006.
            Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.
            Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005.
            Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005.
            Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.
            Notes to Consolidated Financial Statements.
          2. Financial statement schedules required to be filed by Item 8 of this form:
            Reports of Independent Registered Public Accounting Firms on Financial Statement Schedules
            Condensed Financial Information of Registrant — Balance Sheet as of December 31, 2007 and 2006.
            Condensed Financial Information of Registrant — Statements of Operations
            Condensed Financial Information of Registrant -Statements of Cash Flows
          Supplementary Insurance Information
          Reinsurance
          Valuation and Qualifying Accounts.
          Supplementary Information Concerning Property and Casualty Insurance Operations
          3. Exhibits
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant**

3.2	Form of Amended and Restated Bylaws of the Registrant**

4.1	Form of Stock Certificate for the Common Stock**

10.1	Form of Agency Agreements between Proformance Insurance Company and Partner Agents of Proformance Insurance Company**

10.2	Form of Limited Agency Agreements between Proformance Insurance Company and Non-Active Replacement Carrier Service Agents of Proformance Insurance Company**

10.3	Replacement Carrier Agreement, dated December 18, 2001, among the Registrant, Proformance Insurance Company and Ohio Casualty of New Jersey, Inc.**

10.4	Non-Competition Agreement, dated December 18, 2001, among the Registrant, Proformance Insurance Company, The Ohio Casualty Insurance Company and Ohio Casualty of New Jersey**

10.5	Letter Agreement, dated July 10, 2004, among the Registrant, Proformance Insurance Company and The Ohio Casualty Insurance Company and Ohio Casualty of New Jersey**

10.6	Replacement Carrier Agreement, dated December 8, 2003, between the Registrant and Metropolitan Property and Casualty Insurance Company**

10.7	Share Repurchase Agreement, dated December 8, 2003, between the Registrant and Metropolitan Property and Casualty Insurance Company**

10.8	Replacement Carrier Agreement, dated March 14, 2003, between Proformance Insurance Company and Sentry Insurance**

10.9	Replacement Carrier Agreement, dated May 6, 2005, between Proformance Insurance Company and The Hartford Financial Services Group, Inc.*****

10.9.1	First Amendment to the Replacement Carrier Agreement, dated June 28, 2005, between Proformance Insurance Company and The Hartford Financial Services Group, Inc.*****

10.10	Limited Assignment Distribution Agreement, effective January 1, 2004, between Proformance Insurance Company and The Clarendon National Insurance Company**

10.11	Limited Assignment Distribution Agreement, effective January 1, 2004, between Proformance Insurance Company and AutoOne Insurance Company**

10.12	2004 Stock and Incentive Plan of the Registrant**

10.13	National Atlantic Holdings Corp. Annual Bonus Plan**

10.14	Form of Employment Agreement between the Registrant and James V. Gorman, Frank J. Prudente, John E. Scanlan and Bruce C. Bassman**

10.15	Form of Employment Agreement between Proformance Insurance Company and Peter A. Cappello, Jr.**

10.16	Commutation and Release Agreement, effective as of December 31, 2002, between Odyssey America Reinsurance Corporation and Proformance Insurance Company**

10.17	Form of Agency Agreements between Proformance Insurance Company and Active Replacement Carrier Service Agents of Proformance Insurance Company**

10.18	Form of Indemnification Agreement between the Registrant and its directors and officers**

10.19	Letter Agreement, dated December 7, 2004, among the Registrant, Proformance Insurance Company, The Ohio Casualty Insurance Company and Ohio Casualty of New Jersey**

10.20	Commutation and Mutual Release Agreement, effective as of March 26, 2003, between Proformance Insurance Company and Gerling Global Reinsurance Corporation of America**

10.21	Form of Underwriting Agreement among the Company, the Ohio Casualty Insurance Company as Selling Shareholder and the Underwriters named therein**

10.22	Form of Employee Stock Option Agreement for the Company’s Nonstatutory Stock Option Plan***

10.23	Form of Amendment to Employee Stock Option Agreement for Certain Options Granted to Messrs. James V. Gorman, Peter A. Capello, Jr. and Steven V. Stallone***

10.24	Form of Nonstatutory Stock Option Agreement for Certain Stock Options Granted to the Estate of Mr. Frank Campion***

10.25	Form of Amendment to Employment Agreement for James V. Gorman, Frank J. Prudente, John E. Scanlan, Bruce C. Bassman and Peter A. Cappello, Jr. ****

10.26	Replacement Carrier Agreement, dated November 7, 2005, between Proformance Insurance Company and The Hanover Insurance Company.*****

14.1	Code of Ethics *

21.1	Subsidiaries of the Registrant**

23.1	Consent of Beard Miller Company LLP *

23.2	Consent of Deloitte & Touche LLP*

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99	Reports of Independent Registered Public Accounting Firms

*	Filed herewith

**	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-117804). Initially filed July 30, 2004.

***	Incorporated by reference from National Atlantic Holdings Corporation’s Report on Form 8-K, filed with the SEC on September 23, 2005.

****	Incorporated by reference from National Atlantic Holdings Corporation’s Report on Form 8-K, filed with the SEC on September 1, 2006.

*****	Incorporated by reference from National Atlantic Holdings Corporation’s annual report for the year ended December 31, 2006.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
INDEX

Page(s)
Consolidated Financial Statement:
Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets:	F-3
As of December 31, 2007 and 2006

Consolidated Statements of Operations:
For the years ended December 31, 2007, 2006 and 2005	F-4

Consolidated Statements of Comprehensive Income (Loss):
For the years ended December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Changes in Stockholders’ Equity:
For the years ended December 31, 2007, 2006 and 2005	F-6

Consolidated Statements of Cash Flows:
For the years ended December 31, 2007, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
National Atlantic Holdings Corporation
Freehold, New Jersey
     We have audited the accompanying consolidated balance sheets of National Atlantic Holdings Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2005 consolidated financial statements were audited by other auditors whose report, dated March 24, 2006, expressed an unqualified opinion on those statements.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Atlantic Holdings Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Atlantic Holdings Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008 expressed an unqualified opinion.
/s/ Beard Miller Company LLP
Beard Miller Company LLP
Harrisburg, Pennsylvania
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
National Atlantic Holdings Corporation and Subsidiaries
Freehold, NJ 07728
We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of National Atlantic Holdings Corporation and Subsidiaries (the “Company”) for the year ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the results of the Company’s operations and their cash flow for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 24, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
National Atlantic Holdings Corporation
Freehold, New Jersey
     We have audited National Atlantic Holdings Corporation’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Atlantic Holdings Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, National Atlantic Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the 2007 and 2006 consolidated financial statement schedules of National Atlantic Holdings Corporation, and our reports dated March 13, 2008 expressed an unqualified opinion.
/s/ Beard Miller Company LLP
Beard Miller Company LLP
Harrisburg, Pennsylvania
March 13, 2008

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2007	2006
Investments: (Note 2)
Fixed maturities held-to-maturity (fair value at December 31, 2007 and 2006	$42,130	$42,168
was $41,913 and $41,401, respectively)
Fixed maturities available-for-sale (amortized cost at December 31, 2007 and 2006	270,519	273,724
was $269,784 and $275,810, respectively)
Equity securities (cost at December 31, 2007 and 2006 was $1,014 and $2,288, respectively)	1,012	2,427
Short-term investments (cost at December 31, 2007 and 2006, was $457 and $453, respectively)	457	453

Total investments	314,118	318,772
Cash and cash equivalents	28,098	26,288
Accrued investment income	3,950	4,122
Premiums receivable	47,753	49,976
Reinsurance recoverables and receivables (Note 4)	20,831	26,914
Deferred acquisition costs	18,934	18,601
Property and equipment — net (Note 7)	3,143	1,988
Income taxes recoverable (Note 6)	8,455	—
Other assets	4,393	6,169

Total assets	$449,675	$452,830

Liabilities and Stockholders’ Equity:
Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)	$197,105	$191,386
Unearned premiums	86,823	85,523
Accounts payable and accrued expenses	2,446	2,420
Deferred income taxes (Note 6)	10,829	9,967
Income taxes payable (Note 6)	—	3,026
Other liabilities	8,296	9,620

Total liabilities	305,499	301,942

Commitments and Contingencies: (Note 10)	—	—

Stockholders’ equity:
Common Stock, no par value (50,000,000 shares authorized; 11,425,790 issued, 11,007,487 outstanding	97,820	97,570
as of December 31, 2007; 11,288,190 issued, 11,121,941 outstanding as of December 31, 2006, respectively)
Retained earnings	50,541	56,735
Accumulated other comprehensive income (loss)	107	(1,694)
Common stock held in treasury, at cost (418,303 and 166,249 shares held as of December 31, 2007 and 2006, respectively)	(4,292)	(1,723)

Total stockholders’ equity	144,176	150,888

Total liabilities and stockholders’ equity	$449,675	$452,830

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2007	2006	2005
Revenue:
Net premiums earned	$165,220	$157,354	$172,782
Net investment income	17,276	16,082	12,403
Net realized investment gains	72	979	411
Other income	1,703	1,441	1,745

Total revenue	184,271	175,856	187,341

Costs and Expenses:
Loss and loss adjustment expenses incurred	145,085	103,824	132,794
Underwriting, acquisition and insurance related expenses	49,652	48,275	42,264
Other operating and general expenses	539	2,268	3,989

Total costs and expenses	195,276	154,367	179,047

(Loss) income before income taxes	(11,005)	21,489	8,294
(Benefit) provision for income taxes	(4,811)	7,107	1,858

Net (Loss) Income	$(6,194)	$14,382	$6,436

Net (loss) income per share Common Stock - Basic	$(0.56)	$1.28	$0.70
Net (loss) income per share Common Stock - Diluted	$(0.56)	$1.26	$0.68
The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2007	2006	2005
Net (Loss) Income	$(6,194)	$14,382	$6,436

Other comprehensive income (loss) — net of tax:
Net holding gains (losses) arising during the period	1,388	(462)	(1,806)
Reclassification adjustment for realized losses included in net income	354	311	22
Amortization of unrealized loss recorded on transfer of fixed income securities to held-to-maturity	59	59	—

Total other comprehensive income (loss)	1,801	(92)	(1,784)

Comprehensive (Loss) Income	$(4,393)	$14,290	$4,652

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006, and 2005
(in thousands, except share data)

								Accumulated
	Class A		Class B					Other			Total
	Common Stock		Common Stock		Common Stock		Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2004	2,747,743	$3,002	2,194,247	$28,738	—	$—	$35,917	$182	—	—	$67,839
Issuance of Common Stock related to IPO	—	—	—	—	5,985,000	62,198	—	—	—	—	62,198
Conversion of Class A and Class B Common Stock	(2,747,743)	(3,002)	(2,194,247)	(28,738)	4,941,990	31,740	—	—	—	—	—
Exercise of stock options	—	—	—	—	275,200	470	—	—	—	—	470
Amortization of options	—	—	—	—	—	3,050	—	—	—	—	3,050
Net Income	—	—	—	—	—	—	6,436	—	—	—	6,436
Other comprehensive (loss)	—	—	—	—	—	—	—	(1,784)	—	—	(1,784)

Balance at December 31, 2005	—	—	—	—	11,202,190	$97,458	$42,353	$(1,602)	—		$138,209
Exercise of stock options	—	—	—	—	86,000	112	—	—	—	—	112
Net Income	—	—	—	—	—	—	14,382	—	—	—	14,382
Other comprehensive (loss)	—	—	—	—	—	—	—	(92)	—	—	(92)
Repurchase of common stock	—	—	—	—	—	—	—	—	166,249	(1,723)	(1,723)

Balance at December 31, 2006	—	—	—	—	11,288,190	$97,570	$56,735	($1,694)	166,249	($1,723)	$150,888
Exercise of stock options	—	—	—	—	137,600	250	—	—	—	—	250
Net loss	—	—	—	—	—	—	(6,194)	—	—	—	(6,194)
Other comprehensive income	—	—	—	—	—	—	—	1,801	—	—	1,801
Repurchase of common stock	—	—	—	—	—	—	—	—	252,054	(2,569)	(2,569)

Balance at December 31, 2007	—	—	—	—	11,425,790	$97,820	$50,541	$107	418,303	($4,292)	$144,176

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,194)	$14,382	$6,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,052	413	493
Amortization of premium/discount on bonds	908	875	1,079
Share-based compensation expense	(493)	1,063	3,050
Payments on exercise of stock appreciation rights	(445)	—	—
Realized gains on investment sales	(72)	(979)	(411)
Changes in:
Deferred income taxes	(108)	(1,014)	(7)
Premiums receivable	2,223	(50)	(18,741)
Reinsurance recoverables and receivables	6,083	14,143	(5,913)
Receivable from Ohio Casualty	—	—	4,350
Receivable from Sentry	—	—	1,250
Deferred acquisition costs	(333)	(1,467)	(6,262)
Accrued investment income	172	(562)	(1,475)
Income taxes recoverable	(8,455)	1,152	(1,152)
Other assets	1,776	1,820	(714)
Unpaid losses and loss adjustment expenses	5,719	(27,975)	35,078
Accounts payable and accrued expenses	26	(158)	(4,943)
Unearned premiums	1,300	3,977	17,376
Income taxes payable	(3,026)	3,026	(1,601)
Other liabilities	(385)	(1,419)	211

Net cash (used in) provided by operating activities	(252)	7,227	28,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment — net	(2,207)	(339)	(537)
Purchases of fixed maturity securities — available for sale	(150,677)	(94,749)	(164,897)
Sales and maturities of fixed maturity investments — available-for-sale	155,969	56,247	93,460
Purchases of equity securities	(2,828)	—	(21,366)
Sales of equity securities	4,128	11,327	21,842
(Purchases) sales of short-term investments — net	(4)	8,347	5,020

Net cash provided by (used in) investing activities	4,381	(19,167)	(66,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock—net	250	115	62,668
Purchases of common stock held in treasury	(2,569)	(1,723)	—

Net cash (used in) provided by financing activities	(2,319)	(1,608)	62,668

Net (decrease) increase in cash	1,810	(13,548)	24,294
Cash and cash equivalents — beginning of year	26,288	39,836	15,542

Cash and cash equivalents — end of year	$28,098	$26,288	$39,836

Cash paid during the year for:
Income taxes	$6,867	$3,649	$4,717

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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
     NAHC also has a controlling interest (80 percent) in Niagara Atlantic Holdings Corporation and Subsidiaries (Niagara), which is a New York corporation. Niagara was incorporated on December 29, 1995. The remaining interest (20 percent) is owned by New York agents. Niagara was established as a holding company in order to execute a surplus debenture and service agreement with Capital Mutual Insurance (CMI). As of June 5, 2000, CMI has gone into liquidation and is under the control of the New York State Insurance Department. CMI is no longer writing new business and therefore neither is Niagara. Niagara had $0 equity value as of December 31, 2007 and 2006. NAHC has no remaining obligations as it relates to the agreement.
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
     On July 5, 2006, the Board of Directors of the Company authorized the repurchase of a maximum of 1,000,000 shares and a minimum of 200,000 shares of capital stock of the Company within the next twelve months. On May 24, 2007, the Board of Directors of the Company authorized a one year extension of the buy-back program. As of December 31, 2007, the Company had repurchased 418,303 shares with an average price of $10.26. As of December 31, 2007, the Company is authorized to repurchase an additional 581,697 shares.
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

     Segment Disclosure — We manage and report our business as a single segment based upon several factors. Although our insurance subsidiary, Proformance writes private passenger automobile, homeowners and commercial lines insurance, we consider those operating segments as one operating segment due to the fact that the nature of the products are similar, the nature of the production processes are similar, the type of class of customer for the products are similar, the methods used to distribute the products are similar and the nature of the regulatory environment is similar. In addition, these lines of business have historically demonstrated similar economic characteristics and as such are aggregated and reported as a single segment. Also, in addition to Proformance, all other operating segments wholly owned by the Company are aggregated and reported as a single segment due to the fact that the nature of the products are similar, the nature of the production processes are similar, the type of class of customer for the products are similar, the methods used to distribute the products are similar and the nature of the regulatory environment is similar.
     A summary of our consolidated revenues is as follows:

			For the years ended December 31,
	2007		2006		2005
Proformance
Personal lines insurance
Personal auto	$103,717,243	56.28%	$109,854,722	62.47%	$140,845,822	75.18%
Homeowners	30,270,618	16.42%	21,264,484	12.09%	16,066,193	8.58%
Commerical lines insurance	31,232,101	16.95%	26,234,594	14.92%	15,870,049	8.47%
Riverview
Medical Case Management	4,178,806	2.27%	5,638,235	3.21%	4,704,598	2.51%
NAIA
Insurance brokerage	2,075,896	1.13%	2,365,851	1.35%	2,230,989	1.19%
Intercompany elimination entries	(7,663,696)	(4.16)%	(7,888,461)	(4.49)%	(6,576,113)	(3.51)%

Subtotal	163,810,968		157,469,425		173,141,538

Net investment income	17,275,953	9.38%	16,081,895	9.14%	12,403,235	6.62%
Net realized investment gains	71,877	0.04%	979,007	0.56%	410,635	0.22%
Other income	3,112,522	1.69%	1,325,586	0.75%	1,385,588	0.74%

Total Consolidated Revenue	$184,271,320	100.00%	$175,855,913	100.00%	$187,340,996	100.00%

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
     Investments — Management determines the appropriate classification of securities at the time of purchase. Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs, are classified as available-for-sale and are carried at fair value. Equity securities, which are classified as available-for-sale, are also carried at fair value. Changes in fair value for fixed maturity investments and equity securities classified as available-for-sale are credited or charged to stockholders’ equity as other comprehensive income (loss). Fixed maturity investments which management has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using an effective interest method. Short-term securities are carried at cost, which approximates fair value. Fair values are based on quoted market prices. For mortgage-backed securities for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized on a prospective basis through yield adjustments. Realized investment gains and losses are recorded on the specific identification method. All security transactions are recorded on a trade date basis.
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
     Concentration of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk include cash balances and marketable fixed maturity securities. The Company places its temporary cash investments with creditworthy financial institutions. The Company holds bonds and notes issued by the United States government and corporations. By policy, these investments are kept within limits designed to prevent risks caused by concentration. Consequently, as of December 31, 2007 and 2006, the Company does not believe it has significant concentrations of credit risks. The Company is exposed to a concentration of credit risk with respect to amounts due from reinsurers.
     Deferred Policy Acquisition Costs — Deferred acquisition costs, which consist of commissions and other underwriting expenses, are costs that vary with and are directly related to the underwriting of new and renewal policies and are deferred and amortized over the period in which the related premiums are earned. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs. The Company determines whether acquisition costs are recoverable considering future losses and loss adjustment expenses, maintenance costs and anticipated investment income. To the extent that acquisition costs are not recoverable, the deficiency is charged to income in the period identified.
     Amortization of deferred acquisition costs for the years ended December 31, 2007, 2006 and 2005 was $43,893,816, $40,405,621 and $34,505,776, respectively, which is reported as a component of underwriting, acquisition and insurance related expenses.
     Insurance Liabilities/Unpaid Losses and Loss Adjustment Expenses — The provision for unpaid losses and loss adjustment expenses includes individual case estimates, principally on the basis of reports received from claim adjusters engaged by the Company for losses reported prior to the close of the year and estimates with respect to incurred but not reported (IBNR) losses and loss adjustment expenses, net of anticipated salvage and subrogation. The method of making such estimates and for establishing the resulting reserves is continually reviewed and updated, and adjustments resulting therefrom are reflected in current operations. The estimates are determined by management and are based upon industry data relating to loss and loss adjustment expense ratios as well as the Company’s historical data. The unpaid losses and unpaid loss adjustment expenses presented in these financial statements have not been discounted
     This liability is subject to the impact of changes in claim severity, frequency and other factors which may be outside of the Company’s control. Despite the variability inherent in such estimates, management believes that the liability for unpaid losses and loss adjustment expenses is adequate and represents its best estimate of the ultimate cost of investigating, defending and settling claims. However, the Company’s actual future experience may not conform to the assumptions inherent in the determination of this liability. Accordingly, the ultimate settlement of these losses and the related loss adjustment expenses may vary significantly from the amounts included in the accompanying consolidated financial statements.

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
     Capitalization of Costs of Software for Internal Use — We have capitalized certain costs for the development of internal-use software under the guidelines of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized costs are included in the accompanying consolidated balance sheets as a component of property and equipment — net. Capitalized costs, net of amortization, totaled $1,964,209 and $856,202 as of December 31, 2007 and 2006, respectively.
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
     Share-based Compensation — In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that began after June 15, 2005. The Company adopted the provisions of SFAS 123R effective January 1, 2006 at which time the pro forma disclosures previously permitted under SFAS 123 were no longer an alternative to financial statement recognition. Under SFAS 123R, the Company was required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. For further details, please refer to Note 9 — Share-based Compensation.

     Adoption of New Accounting Pronouncements
     In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts other than those specifically described in FASB 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. The Company has complied with the requirements of SOP 05-1, which were effective for periods which began after December 15, 2006.
     On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which provides guidance on accounting for a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance in FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The Company adopted, as a change in accounting principle, the provisions of FIN 48, effective January 1, 2007. The Company has determined that the adoption did not have a material impact on the Company’s consolidated financial statements. For further details please refer to Note 6 — Income Taxes.
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
     In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.
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
     Retirement Plans — The Company has a contributory savings plan for salaried employees meeting certain service requirements, which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Retirement plan expense for the years ended December 31, 2007, 2006 and 2005 amounted to $390,003, $353,740 and $255,440, respectively.
     Guaranty Fund Assessments — As more fully described in Note 10, New Jersey law requires that property and casualty insurers licensed to do business in New Jersey participate in the New Jersey Property-Liability Insurance Guaranty Association (which we refer to as NJPLIGA). Proformance accounts for its participation in the NJPLIGA in accordance with Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance Related Assessments (SOP 97-3). In this regard, Proformance records a liability when writing the premiums, as direct written premiums are the basis for the state assessment and are considered the obligating event that establishes the liability. The percentage of written premium recorded as a liability is equal to the surcharge percentage mandated by the state to be charged to each policyholder. This surcharge percentage is likewise determined based on the relationship between the Company’s direct written premium to that of the industry as a whole as determined by the state. As such, Proformance also records a corresponding receivable from policyholders in recognition of the fact that New Jersey law allows for Proformance to fully recoup amounts assessed through policyholder surcharges. There is no earnings impact because as SOP 97-3 outlines, policyholder surcharges that are required as a pass through to the state regulatory body should be accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.

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
     The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company’s participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance (NJDOBI). The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as underwriting, acquisition and insurance related expenses.
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
     On January 1, 2006, the Company reduced the cost basis of the transferred securities to the fair value as of that date. The Company recorded, as a component of accumulated other comprehensive loss on the consolidated balance sheet, an unrealized loss on the transfer of securities to held-to-maturity from available-for-sale in the amount of $750,917. On January 1, 2006, the Company began to amortize over the life of the investments as an adjustment of yield, in a manner consistent with the amortization of any premium or discount on the consolidated statement of operations and accumulated other comprehensive loss on the consolidated balance sheet, amortization of the unrealized loss. For each of the years ended December 31, 2007 and 2006, the Company amortized $90,524, respectively, of the unrealized loss.
     The amortized cost and estimated fair value of the held-to-maturity investment portfolio, classified by category, as of December 31, 2007 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Fixed maturities:
U.S. Government, government agencies and authorities	$6,783,210	$231,889	$—	$7,015,099
State, local government and agencies	2,842,430	—	(7,020)	2,835,410
Industrial and miscellaneous	32,504,281	143,341	(585,430)	32,062,192

Total Investments — Held-to-Maturity	$42,129,921	$375,230	$(592,450)	$41,912,701

     The amortized cost and estimated fair value of the available-for-sale investment portfolio, classified by category, as of December 31, 2007 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Fixed maturities:
U.S. Government, government agencies and authorities	$189,217,646	$529,936	$(117,923)	$189,629,659
State, local government and agencies	63,368,016	454,957	(47,535)	63,775,438
Industrial and miscellaneous	12,176,793	35,730	(126,647)	12,085,876
Mortgage-backed securities	5,021,895	14,154	(8,274)	5,027,775

Total fixed maturities	269,784,350	1,034,777	(300,379)	270,518,748

Other Investments:
Short-term investments	456,821	—	—	456,821
Equity securities	1,013,850	—	(1,386)	1,012,464

Total Investments — Available-for-Sale	$271,255,021	$1,034,777	$(301,765)	$271,988,033

     The amortized cost and estimated fair value of the held-to-maturity investment portfolio, classified by category, as of December 31, 2006 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Fixed maturities:
U.S. Government, government agencies and authorities	$6,787,542	$—	$(253,084)	$6,534,458
State, local government and agencies	2,846,423	—	(57,768)	2,788,655
Industrial and miscellaneous	32,533,860	5,979	(462,248)	32,077,591

Total Investments-Held-to Maturity	$42,167,825	$5,979	$(773,100)	$41,400,704

     The amortized cost and estimated fair value of the available-for-sale investment portfolio, classified by category, as of December 31, 2006 are as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Fixed maturities:
U.S. Government, government agencies and authorities	$191,929,393	$42,805	$(1,859,870)	$190,112,328
State, local government and agencies	71,460,810	186,607	(291,578)	71,355,839
Industrial and miscellaneous	8,994,746	979	(156,865)	8,838,860
Mortgage-backed securities	3,425,451	6,435	(15,148)	3,416,738

Total fixed maturities	275,810,400	236,826	(2,323,461)	273,723,765

Other Investments:
Short-term investments	453,000	—	—	453,000
Equity securities	2,287,743	250,710	(111,057)	2,427,396

Total Investments — Available-for-Sale	$278,551,143	$487,536	$(2,434,518)	$276,604,161

     Unrealized losses on held-to-maturity securities, aged less than and greater than twelve months, as of December 31, 2007 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Fixed maturities:
State, local government and agencies	$2,612,228	$(3,338)	$223,182	$(3,682)	$2,835,410	$(7,020)
Industrial and miscellaneous	—	—	18,379,026	(585,430)	18,379,026	(585,430)

Total Investments — Held-to-Maturity	$2,612,228	$(3,338)	$18,602,208	$(589,112)	$21,214,436	$(592,450)

     As of December 31, 2007, the Company has 2 held-to-maturity securities in the less than twelve month category and 18 held-to-maturity securities in the twelve months or more categories. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.

     Unrealized losses on available-for-sale securities, aged less than and greater than twelve months, as of December 31, 2007 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Fixed maturities:
U.S. Government, government agencies and authorities	$12,677,756	$(24,009)	$8,304,808	$(93,914)	$20,982,564	$(117,923)
State, local government and agencies	2,653,290	(4,296)	9,651,873	(43,239)	12,305,163	(47,535)
Industrial and miscellaneous	2,123,989	(50,125)	2,890,698	(76,522)	5,014,687	(126,647)
Mortgage-backed securities	1,638,460	(6,284)	1,006,540	(1,990)	2,645,000	(8,274)

Total fixed maturities	19,093,495	(84,714)	21,853,919	(215,665)	40,947,414	(300,379)
Other Investments:
Equity securities	12,464	(1,386)	—	—	12,464	(1,386)

Total Investments — Available-for-Sale	$19,105,959	$(86,100)	$21,853,919	$(215,665)	$40,959,878	$(301,765)

As of December 31, 2007, the Company has 25 available-for-sale securities in the less than twelve month category and 57 available-for-sale securities in the greater than twelve months category. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.
Unrealized losses on held-to-maturity securities, aged less than and greater than twelve months, as of December 31, 2006 were as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Fixed maturities:
U.S. Government, government agencies and authorities	$645,084	$(9,978)	$5,889,375	$(243,106)	$6,534,459	$(253,084)
State, local government and agencies	2,788,654	(57,768)	—	—	2,788,654	(57,768)
Industrial and miscellaneous	10,364,364	(159,399)	20,094,937	(302,849)	30,459,301	(462,248)

Total Investments — Held-to-Maturity	$13,798,102	$(227,145)	$25,984,312	$(545,955)	$39,782,414	$(773,100)

     Unrealized losses on available-for-sale securities, aged less than and greater than twelve months, as of December 31, 2006 were as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Fixed maturities:
U.S. Government, government agencies and authorities	$36,677,390	$(121,768)	$142,710,619	$(1,738,102)	$179,388,009	$(1,859,870)
State, local government and agencies	17,505,739	(49,894)	24,555,792	(241,684)	42,061,531	(291,578)
Industrial and miscellaneous	4,230,424	(26,377)	3,860,237	(130,488)	8,090,661	(156,865)
Mortgage-backed securities	488,032	(2,572)	1,002,400	(12,576)	1,490,432	(15,148)

Total fixed maturities	58,901,585	(200,611)	172,129,048	(2,122,850)	231,030,633	(2,323,461)

Other Investments:
Equity securities	—	—	877,488	(111,057)	877,488	(111,057)

Total Investments — Available-for-Sale	$58,901,585	$(200,611)	$173,006,536	$(2,233,907)	$231,908,121	$(2,434,518)

     As more fully described above under “— Critical Accounting Policies — Investment Accounting Policy — Impairment”, in accordance with the guidance of paragraph 16 of SFAS 115, should an other-than-temporary impairment be determined, we recognize such loss on the consolidated statement of operations as a component of net realized investment gains and we write down the value of the security and treat the adjusted value as the new cost basis of the security.
     There were no securities that were considered to be other-than-temporarily impaired as of December 31, 2007 and 2006.
     The amortized cost and fair values of held-to-maturity securities at December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
Due in five years through ten years	$32,229,670	$32,305,617
Due in ten through twenty years	9,673,388	9,383,902
Due in over twenty years	226,863	223,182

Total	$42,129,921	$41,912,701

     The amortized cost and fair values of available-for-sale securities at December 31, 2007 by contractual maturity are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
Due in one year or less	$5,908,832	$5,902,303
Due in one year through five years	25,293,862	25,261,089
Due in five years through ten years	157,813,032	158,311,666
Due in ten through twenty years	76,203,550	76,472,736
Mortgage-backed securities	5,021,895	5,027,775

Total	$270,241,171	$270,975,569

     For the years ended December 31, 2007 and 2006, the Company held no investments that were below investment grade or not rated by an independent rating agency.
     The Company has placed securities on deposit having a fair value of $200,000 at December 31, 2007 and 2006, respectively, in order to comply with New Jersey insurance regulatory requirements.
     Proceeds from sales and maturities of fixed maturity and equity securities and gross realized gains and losses on sales as well as other-than-temporary impairment charges for the years ended December 31, 2007, 2006 and 2005 are shown below:

	For the Years Ended December 31,
	2007	2006	2005
Proceeds	$160,099,384	$67,574,328	$115,302,759
Gross realized gains	328,601	1,091,487	991,807
Gross realized losses	(256,724)	(112,480)	(581,172)

The components of net investment income earned were as follows:

	For the years ended December 31,
	2007	2006	2005
Investment income:
Interest income	$17,229,642	$15,902,694	$11,807,190
Dividend income	119,935	275,190	744,592

Investment income	17,349,577	16,177,884	12,551,782
Investment expenses	(73,624)	(95,989)	(148,547)

Net investment income	$17,275,953	$16,081,895	$12,403,235

3.	Replacement Carrier Transactions
     Ohio Casualty
     On December 18, 2001 the Company entered into a replacement carrier agreement with Ohio Casualty Insurance Company (OCIC) and Ohio Casualty of New Jersey, Inc. (OCNJ) pursuant to which OCNJ transferred to the Company the obligation to offer renewals for all of OCNJ’s New Jersey private passenger automobile business, effective March 18, 2002. In accordance with the agreement, OCNJ ceased issuing private passenger automobile policies in the State of New Jersey. As part of the withdrawal, the Company became the replacement carrier for OCNJ, providing OCNJ’s policyholders with a guaranteed option to renew their policies over a twelve month period. OCNJ retained all rights and responsibilities related to policies issued by OCNJ and was responsible for issuing any endorsements in the ordinary course of business prior to the renewal date. Under the terms of the contract, the offers of renewal were processed over a twelve month period. As part of the transaction, OCNJ paid the Company $41,100,000, of which $500,000 was paid at the contract date and $40,600,000 was paid in twelve equal monthly installments of $3,383,333, with the first payment due on March 18, 2002.
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
     With respect to our replacement carrier transaction for the 2004 year with Ohio Casualty Insurance Company (OCIC) and Ohio Casualty of New Jersey (OCNJ), on February 22, 2005 the Company notified OCNJ that OCNJ owed the Company $7,762,000 for the 2004 year in connection with the requirement that a premium-to-surplus ratio of 2.5 to 1 be maintained on the OCNJ renewal business. Pursuant to our agreement, OCNJ had until May 15, 2005 to make payment to us. Subsequent to the notification provided to OCIC and OCNJ, we had several discussions with OCIC relating to certain components to the underlying calculation which supports the amount owed to the Company for the 2004 year. As part of these discussions, OCIC had requested additional supporting documentation and raised issues with respect to approximately $2,000,000 of loss adjustment expense, approximately $800,000 of commission expense, and approximately $600,000 of New Jersey Automobile Insurance Risk Exchange (NJAIRE) assessments, or a total of $3,412,000, allocated to OCNJ. We recorded $4,350,000 (the difference between the $7,762,000 we notified OCNJ they owed us, and the $3,412,000 as outlined above) as replacement carrier revenue from related parties in our consolidated statement of operations for the year ended December 31, 2004 with respect to the OCIC replacement carrier transaction. We recorded $4,350,000 because it was management’s best estimate of the amount for which we believed collectability was reasonably assured based on several factors. First, the calculation to determine the amount owed by OCIC to us is complex and certain elements of the calculation are significantly dependent on management’s estimates and judgment and thus more susceptible to challenge by OCIC. We also noted our experience in the past in negotiating these issues with OCIC. For example, in 2003 we notified OCNJ that OCNJ owed the Company approximately $10,100,000 for 2003. After negotiations we ultimately received $6,820,000. Accordingly, because of the nature of the calculation, the inherent subjectivity in establishing certain estimates upon which the calculation is based, and our experience from 2003, management’s best estimate of the amount for 2004 for which we believed collectability from OCIC was reasonably assured was $4,350,000. On June 27, 2005, we received $3,654,000 from OCIC in settlement of the amounts due to the Company, which differs from the $4,350,000 we had recorded as a receivable due from OCIC as outlined above. The difference of $696,000 between the receivable we had recorded ($4,350,000) due from OCIC and the actual settlement payment received from OCIC ($3,654,000) came as a result of a dispute between the Company and OCIC regarding $292,000 of NJAIRE assessments and approximately $404,000 of commission expenses included in the underlying calculation which supported the amounts due to the Company for the 2004 year, the final year of our three year agreement with OCIC. The $696,000 has been recorded as a bad debt expense in the Company’s consolidated statement of operations for the year ended December 31, 2005.

     Sentry Insurance Company
     The Company entered into a replacement carrier agreement on March 14, 2003 with Sentry Insurance Mutual Company (Sentry) pursuant to which Sentry would transfer to the Company the obligation to offer renewals for all of Sentry’s New Jersey personal lines business, effective October 24, 2003. In accordance with the agreement, Sentry ceased issuing new personal lines policies in the State of New Jersey. As part of the withdrawal, the Company became the replacement carrier for Sentry, providing Sentry’s policyholders with a guaranteed option to renew their policies over a twelve month period. As part of the transaction, Sentry was required to pay the Company $3,500,000 in four equal quarterly installments of $875,000 with the first payment on October 24, 2003. At December 31, 2003 amounts due from Sentry relating to the transaction amounted to $2,625,000. The Company recognized $661,111 in replacement carrier revenue for the year ended December 31, 2003. In addition, deferred revenue relating to the contract amounted to $2,838,889 at December 31, 2003.
     In addition, as part of the agreement, there was also a provisional amount due to the Company pursuant to which Sentry would pay to the Company up to $1,250,000 of additional consideration as necessary to reduce the premium-to-surplus ratio to 2.5 to 1 on the renewal business for a three year period based on calculations preformed at each calendar year-end. As the additional consideration was dependent on factors that did not exist or were not measurable at the inception of the agreement they were considered contingent and the additional consideration was recognized as actual results reflected a premium-to-surplus ratio of greater than 2.5 to 1. For the years ended December 31, 2004 and 2003, the Company recognized additional consideration of $1,250,000 and $0, respectively, as replacement carrier revenue in accordance with the terms of the contract. At December 31, 2004 the amount due from Sentry relating to the transaction was $1,250,000. On February 22, 2005 the Company notified Sentry that Sentry owed the Company $1,250,000 for the 2004 year in connection with the requirements that a premium-to-surplus ratio of 2.5 to 1 be maintained on the Sentry Renewal business, as discussed more fully in “Business — Recent Transactions — Sentry Insurance Replacement Carrier Transaction.” On May 16, 2005, we received $1,250,000 from Sentry in settlement of the amounts owed to us.
     The Hartford
     On September 27, 2005 the Company announced that it had entered into a replacement carrier transaction with The Hartford Financial Services Group, Inc (“The Hartford”) whereby certain subsidiaries of The Hartford (Hartford Fire Insurance Company, Hartford Casualty Insurance Company, and Twin City Fire Insurance) transferred their renewal obligations for New Jersey homeowners, dwelling fire, and personal excess liabilities policies sold through independent agents to the Company. Under the terms of the transaction, the Company offered renewal policies to approximately 8,500 qualified policyholders of The Hartford. The Company received preliminary approval of this transaction when they received a draft of the final consent order from the New Jersey Department of Banking and Insurance (NJDOBI) on September 27, 2005. Final approval of the transaction was received from the NJDOBI on November 22, 2005.
     Upon the Closing, the Company was required to pay to The Hartford a one-time fee of $150,000. In addition, on May 15, 2007, the Company paid a one-time payment to The Hartford in the amount $253,392, which represented 5% of the written premium of the retained business at the end of the twelve-month non-renewal period. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been or will be recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the years ended December 31, 2007 and 2006, the Company amortized $25,000 and $125,000 of the one-time fee paid to The Hartford. For the years ended December 31, 2007 and 2006, the Company amortized $113,507 and $139,885, respectively of the payment made to The Hartford in May 2007 which was based on 5% of the direct written premium.
     The Hartford is not liable for any fees and or other amounts to be paid to the Company and as such the Company will not recognize any Replacement Carrier Revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with the Company.
     Hanover Insurance Company
     On February 21, 2006 the Company announced that its subsidiary, the Company, had entered into a replacement carrier transaction with Hanover Insurance Company (“Hanover”) whereby Hanover transferred its renewal obligations for New Jersey auto, homeowners, dwelling fire, personal excess liability and inland marine policies sold through independent agents to the Company. Under the terms of the transaction, the Company offered renewal policies to approximately 16,000 qualified policyholders of Hanover. The Company received approval of this transaction from the NJDOBI on February 16, 2006.

     Upon the Closing on February 21, 2006, the Company paid Hanover a one-time fee of $450,000 in connection with this transaction. In addition, within 30 days of the closing, $100,000 was due to Hanover to reimburse Hanover for its expenses associated with this transaction. In May of 2007, the Company paid $666,129 to Hanover, representing the first of two annual payments equal to 5% of the written premium of the retained business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been or will be recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the years ended December 31, 2007 and 2006, the Company amortized $275,000 and $229,167, respectively of the one-time fee and other expenses paid to Hanover. As of December 31, 2007 and 2006, the Company recorded commissions payable to Hanover in the amount of $512,483 and $666,129, respectively. For the years ended December 31, 2007 and 2006, the Company amortized $805,644 and $143,215, respectively of the payment due Hanover based on 5% of the direct written premium.
     Hanover is not liable for any fees and or other amounts to be paid to the Company and as such the Company will not recognize any Replacement Carrier Revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that the Company writes upon renewal.
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
     For the years ended December 31, 2007, 2006 and 2005, the Company reinsured its business through various excess of loss reinsurance agreements and catastrophe reinsurance agreements. The various excess of loss agreements provide protection for losses and loss adjustment expenses in excess of $500,000 per occurrence for the years ended December 31, 2007, 2006 and 2005, respectively.
     A summary of reinsurance transactions is as follows:

	For the Years Ended December 31,
	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
Direct	$178,678,748	$177,231,856	$171,069,389	$166,785,769	$198,048,757	$180,378,535
Assumed	462,998	609,484	1,171,615	1,478,232	1,913,775	2,208,920

Gross	179,141,746	177,841,340	172,241,004	168,264,001	199,962,532	182,587,455
Ceded	(12,931,507)	(12,621,378)	(11,115,747)	(10,910,201)	(10,328,654)	(9,805,391)

Net	$166,210,239	$165,219,962	$161,125,257	$157,353,800	$189,633,878	$172,782,064

     Reinsurance assumed relates to mandated premiums from the New Jersey Commercial Automobile Insurance Plan, (“CAIP’) and the New Jersey Fair Access to Insurance Requirements Plan (“FAIR”).
     The Company reported reinsurance recoverables on paid losses and loss adjustment expenses of approximately $2,232,000, $6,367,000 and $11,169,000 at December 31, 2007, 2006 and 2005, respectively, which is recorded as a component of reinsurance recoverables and receivables.
     The Company also reported reinsurance recoverables on unpaid losses and loss adjustment expenses of approximately $17,691,000, $17,866,000 and $28,069,000 at December 31, 2007, 2006 and 2005, respectively, which is recorded as a component of reinsurance recoverables and receivables.
     The Company also reported prepaid reinsurance amounts of approximately $1,506,000, $1,195,000 and $990,000 at December 31, 2007, 2006 and 2005, respectively, which is recorded as a component of reinsurance recoverables and receivables.
     The Company also reported reinsurance (receivable) payable of approximately $(597,000), $1,485,000 and $828,000 at December 31, 2007, 2006 and 2005, respectively, which is recorded as a component of reinsurance recoverables and receivables.
     Incurred losses and loss adjustment expenses ceded to reinsurers totaled $1,666,000, $(2,927,000) and $13,239,000 at December 31, 2007, 2006 and 2005, respectively.
     Reinsurance recoverables on ceded paid and unpaid losses, loss adjustment expenses and ceded unearned premiums and reinsurance receivable from individual reinsurers in excess of 3 percent of the Company’s equity were as follows (in thousands):

	For the years ended December 31,
	2007	2006	2005
QBE Reinsurance Company	$7,044	$5,663	$—
Odyssey America Reinsurance	3,771	4,115	4,022
Scor Reinsurance Company	—	7,673	10,022
Folksamerica Reinsurance Company	—	2,430	—
American Reinsurance Company	—	1,170	—
Wellington Syndicate	—	1,115	5,756
PMA Capital Insurance Company	—	640	—
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

5.	Unpaid Losses and Loss Adjustment Expenses
     The changes in unpaid losses and loss adjustment expenses are summarized as follows (000’s omitted):

	Years ended December 31,
	2007	2006	2005
Balance as of beginning of year	$191,386	$219,361	$184,283
Less reinsurance recoverable on unpaid losses	(17,866)	(28,069)	(24,936)

Net balance as of beginning of year	173,520	191,292	159,347

Incurred related to:
Current period	125,483	103,801	122,728
Prior period	19,602	23	10,066

Total incurred	145,085	103,824	132,794

Paid related to:
Current period	49,020	38,009	42,301
Prior period	90,171	83,587	58,548

Total paid	139,191	121,596	100,849

Net balance as of December 31,	179,414	173,520	191,292
Plus reinsurance recoverable on unpaid losses	17,691	17,866	28,069

Balance as of December 31,	$197,105	$191,386	$219,361

     For the year ended December 31, 2007, we increased reserves for prior years by $19.6 million. This increase was primarily due to increases in the prior year reserves for auto bodily injury coverage which increased by $22.2 million. This increase was due to an inconsistent implementation of a revised claim reserving policy that was uncovered in the third quarter of 2007. Prior year reserves for other liability increased by $3.6 million. This was partially offset by favorable development of $4.6 million in no-fault coverages and $1.6 million in commercial auto liability.
     For the year ended December 31, 2006, we decreased reserves by $28.0 million primarily due to a decrease in the loss and loss adjustment expense ratio for the same period. This decrease can be attributed to a decline in earned premium, a reduction in claim frequency in private passenger automobile coverage and significant growth in commercial lines business which in 2006, have exhibited lower loss ratios. For the year ended December 31, 2006, prior year reserves increased by $0.02 million. This increase was due to favorable development in bodily injury and no-fault coverages offset by a reduction in ceded loss estimates for prior years.
     For the year ended December 31, 2005, we increased reserves for prior years by $10.1 million. This increase was due to increases in average severity for Personal Injury Protection (No-fault) losses of $9.4 million, Commercial Auto Liability projected loss ratios for 2002-2004 due to the fact that actual loss development was higher than expected for those years, resulting in an increase of $1.8 million, Homeowners losses of $0.6 million and Other Liability losses of $1.6 million. This development was partially offset by continued favorable trends in loss development for Property Damage losses ($1.6 million), Auto Physical Damage losses ($1.2 million), and Bodily Injury losses of ($0.5 million), as reported claims frequency has dropped significantly and we reduced our projected loss ratios in recognition of this trend.

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
     The table balance represents the loss activity related to environmental exposures for the periods ended December 31, 2007, 2006 and 2005 (000’s omitted):

	2007	2006	2005
Environmental, Gross of Reinsurance
Beginning Reserves — including case, bulk and IBNR, and LAE	$2,616	$1,897	$892
Losses and LAE incurred	2,369	1,629	1,734
Calendar year payments for losses and LAE	685	910	729

Ending reserves — including case, bulk and IBNR, and LAE	$4,300	$2,616	$1,897

Environmental, net of reinsurance
Beginning Reserves — including case, bulk and IBNR, and LAE	$2,066	$1,552	$634
Losses and LAE incurred	2,249	1,405	1,599
Calendar year payments for losses and LAE	694	891	681

Ending reserves — including case, bulk and IBNR, and LAE	$3,621	$2,066	$1,552

6. Income Taxes
     The Company and its subsidiaries file a consolidated federal income tax return.
     The components of the (benefit) provision for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	For the years ended December 31,
	2007	2006	2005
(Benefit) taxes on (loss) income before income taxes:
Current taxes	$(4,703,158)	$8,120,442	$1,865,715
Deferred taxes	(107,747)	(1,013,603)	(7,829)

Total	$(4,810,905)	$7,106,839	$1,857,886

     The components of deferred tax assets and deferred tax liabilities are as follows as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Deferred tax assets:
20% unearned premium adjustment	$5,972,215	$5,902,895
Loss reserve discount	4,579,366	4,482,136
Depreciation	22,204	27,386
Bad debt reserve	189,100	186,847
Unrealized losses on investments	—	912,582
Share based compensation	302,507	855,523
Organizational costs	—	5,084

Deferred tax assets	11,065,392	12,372,453

Deferred tax liabilities:
Deferred acquisition costs	6,626,749	6,510,486
Intangible asset	96,455	288,233
Accrual of bond discount	77,694	79,987
Deferred revenues — special surplus funds	14,682,071	15,130,758
Prepaid expenses	205,171	301,211
Unrealized gains on investments	57,100	—
Due & accrued dividends	—	2,589
Depreciation	148,739	25,841

Deferred tax liabilities	21,893,979	22,339,105

Net deferred tax liability	$(10,828,587)	$(9,966,652)

     The income tax rate reconciliation for the years ended December 31, 2007, 2006 and 2005 is as follows (000’s omitted):

	For the years ended December 31,
	2007		2006		2005
(Loss) income before income taxes	$(11,005)		$21,489		$8,294

Income tax statutory rate	(3,852)	(35.00)%	7,521	35.00%	2,820	34.00%

Prior years return to provision	(351)	(3.19)%	(247)	(1.15%)	(478)	(5.76%)
Tax exempt interest	(849)	(7.71)%	(804)	(3.74%)	(693)	(8.36%)
Dividends received deduction	(16)	(0.15)%	(84)	(0.39%)	(34)	(0.41%)
Proration	129	1.17%	133	0.62%	109	1.31%
Life insurance expense	42	0.38%	42	0.20%	27	0.33%
State taxes	122	1.11%	132	0.61%	60	0.72%
Other	(36)	(0.32)%	414	1.93%	47	0.57%

Total income tax (benefit) expense	$(4,811)	43.71%	$7,107	33.07%	$1,858	22.40%

     The Company adopted the provisions of FIN 48, effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 requires that an uncertain tax position should be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Recognizable tax positions should then be measured to determine the amount of benefit recognized in the financial statements. The Company’s adoption of FIN 48 did not have a material impact on its financial condition or results from operations.
     The Company files income tax returns in the U.S. federal jurisdiction and in the State of New Jersey. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Company is currently not under examination by any tax authority. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months. The Company will recognize, as applicable, interest and penalties related to unrecognized tax positions as part of income taxes.
     The Company’s federal income tax returns are subject to audit by the Internal Revenue Service (“IRS”). No tax years are currently under audit by the IRS.

7. Property and Equipment
     A summary of property and equipment is as follows:

	As of December 31,
	2007	2006
Automobiles	$539,553	$591,675
Computer Software	3,670,034	1,937,541
Furniture & fixtures	634,374	634,374
Leasehold improvements	143,966	143,966
Electronic data equipment	2,076,373	1,549,454

	7,064,300	4,857,010
Less: Accumulated depreciation	3,920,881	2,868,559

Net property and equipment	$3,143,419	$1,988,451

     Depreciation and amortization expense amounted to $1,052,322, $413,029 and $492,657 for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company recorded an impairment charge of $0, $0 and $734,000, respectively, related to the development of internal use software.
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
     On July 5, 2006, the Board of Directors of the Company authorized the repurchase of a maximum of 1,000,000 shares and a minimum of 200,000 shares of capital stock of the Company within the next twelve months. On May 24, 2007, the Board of Directors of the Company authorized a one year extension of the buy-back program. As of December 31, 2007, the Company had repurchased 418,303 shares with an average price of $10.26. As of December 31, 2007, the Company is authorized to repurchase an additional 581,697 shares.
     For the years ended December 31, 2007, 2006 and 2005, 137,600, 86,000 and 275,200 options, respectively, were exercised and converted to the Company’s common stock. The Company received additional consideration of $250,153, $115,154 and $469,109, respectively, from the exercise of the options.

9. Share-Based Compensation
     Effective January 1, 2006, using the modified prospective method, The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) to account for its share-based compensation plans. SFAS 123R requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123R for unvested options granted subsequent to the adoption date. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as permitted by Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which the Company had adopted in 1996.
     The following table presents the Company’s pro forma net income for the year ended December 31, 2005, assuming the Company had used the fair value method (SFAS No. 123) to recognize compensation expense with respect to its options:

For the year ended
December 31,
2005
Net income — as reported	$6,435,950
Plus: Compensation expense recorded against income	3,050,057
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,136,602)

Pro forma net income	$6,349,405

Net income per weighted average shareholding
Basic — as reported	$0.70
Basic — proforma	$0.69
Diluted — as reported	$0.68
Diluted — proforma	$0.67
     The adoption of SFAS 123R’s fair value method has not resulted in additional share-based expense (a component of other operating and general expenses) in relation to stock options for the years ended December 31, 2007 and 2006 as all outstanding options were fully vested as of January 1, 2006. Therefore, for the years ended December 31, 2007 and 2006, the adoption of SFAS 123R in relation to stock options has not affected net (loss) income or (loss) earnings per share.

     The above pro forma information has been determined as if the Company had accounted for its employees’ stock options under the fair value method. The fair value of stock options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

2005
Volatility factor	31.1%
Risk-free interest yield	4.0%
Dividend yield	0.0%
Average life	3 years
The following table summarizes information with respect to stock options outstanding as of December 31, 2007:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance Outstanding at January 1, 2005	672,950	$2.06

Granted	275,200	1.71
Exercised	(275,200)	(1.71)
Forfeited	(275,200)	(1.71)

Balance Outstanding at December 31, 2005	397,750	2.31

Granted	—	—
Exercised	(86,000)	(1.34)
Forfeited	—	—

Balance Outstanding at December 31, 2006	311,750	2.58

Granted	—	—
Exercised	(137,600)	(1.82)
Forfeited	—	—

Balance Outstanding at December 31, 2007	174,150	$3.19

Options Available for Grant	1,000,000	—

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

     F.P. “Skip” Campion, the Company’s former Vice Chairman and the former President of Proformance, passed away on January 25, 2005. Under the terms of the Plan and the applicable stock option agreements, if an optionee dies without having fully exercised any outstanding stock options, the right to exercise such stock options expires ninety days following the optionee’s death. Accordingly, the expiration date of Mr. Campion’s stock options (none of which had previously been exercised) was accelerated to April 25, 2005. Since the estate of Mr. Campion did not exercise these stock options on or prior to April 25, 2005, the stock options were forfeited. On June 13, 2005, the board of directors of the Company approved, subject to shareholder approval, a grant of new nonqualified stock options to the estate of Mr. Campion, to preserve the value of Mr. Campion’s stock options that expired on April 25, 2005. The new stock options are subject to the same terms and conditions as the forfeited stock options, including the exercise price and number of shares subject to each option, except that the new stock options would expire on December 31, 2005. As of December 31, 2005, all of the Company’s options were fully vested and the Company did not award any options during the years ended December 31, 2007 and 2006.
     Approval of the extension of the options granted during 1995 and the grant of new stock options to the estate of Mr. Campion was received at the Company’s Annual Meeting of Shareholders on September 19, 2005. The fair value of the Company’s stock on September 19, 2005 was $11.47; therefore, the Company recognized $749,802 as compensation expense related to the extension of options in its consolidated statement of operations for the year ended December 31, 2005. The Company also recognized $1,937,198 as compensation expense related to the grant of new options, with a grant price less than a market value, in the money in its consolidated statement of operations for the year ended December 31, 2005. These amounts are reported as a component of underwriting, acquisition and insurance related expenses in the consolidated statement of operations.
The following table summarizes information with respect to stock options outstanding as of December 31, 2007:

Options Outstanding					Options Exercisable
		Weighted Average
Range of	Number of Stock	Contractual Life	Weighted Average	Intrinsic Value	Number of Stock	Weighted Average	Intrinsic Value
Exercise Prices	Options	(in yrs)	Exercise Price	of Options	Options	Exercise Price	of Options
.98 - 1.29	36,550	3.54	0.98	3.45	36,550	0.98	3.45
2.50 - 2.89	94,600	0.80	2.70	1.73	94,600	2.70	1.73
6.14	43,000	5.28	6.14	(1.71)	43,000	6.14	(1.71)

	174,150	2.48	$3.19	$1.24	174,150	$3.19	$1.24

     The aggregate intrinsic value of options outstanding at December 31, 2007 was $216,345, based on a fair value of the Company’s stock of $4.43 per share as of December 31, 2007.
The following table summarizes information with respect to stock options outstanding as of December 31, 2006:

Options Outstanding					Options Exercisable
		Weighted Average
Range of	Number of Stock	Contractual Life	Weighted Average	Intrinsic Value	Number of Stock	Weighted Average	Intrinsic Value
Exercise Prices	Options	(in yrs)	Exercise Price	of Options	Options	Exercise Price	of Options
$0.60	43,000	5.44	$0.60	$11.06	43,000	$0.60	$11.06
.98 - 1.29	47,300	4.54	0.98	10.68	47,300	0.98	10.68
2.50 - 2.89	178,450	1.26	2.63	9.03	178,450	2.63	9.03
6.14	43,000	6.28	6.14	5.52	43,000	6.14	5.52

	311,750	3.28	$2.58	$9.08	311,750	$2.58	$9.08

     The number of exercisable stock options outstanding at December 31, 2007, 2006 and 2005 were 174,150, 311,750 and 397,750, respectively. The weighted average exercise price of exercisable stock options outstanding at December 31, 2007, 2006 and 2005 was $3.19, $2.58 and $2.31, respectively.
     Compensation expense recorded in connection with the options extended during 2005 was $0, $0 and $749,802 for the years ended December 31, 2007, 2006 and 2005, respectively. The unamortized deferred compensation in connection with these options was $0 as of December 31, 2007, 2006 and 2005.
     Compensation expense recorded in connection with the options issued during 2005 was $0, $0 and $1,937,198 for the years ended December 31, 2007, 2006 and 2005, respectively. The unamortized deferred compensation in connection with these options was $0 as of December 31, 2007, 2006 and 2005.
     Compensation expense recorded in connection with the options issued during 2003 was $0, $0 and $245,340 for the years ended December 31, 2007, 2006 and 2005, respectively. The unamortized deferred compensation in connection with these options was $0, $0 and $61,335 as of December 31, 2007, 2006 and 2005, respectively.
     Compensation expense recorded in connection with the options issued during 2002 was $0, $0 and $117,717 for the years ended December 31, 2007, 2006 and 2005, respectively. The unamortized deferred compensation in connection with these options was $0 as of December 31, 2007, 2006 and 2005, respectively.
     During the years ended December 31, 2007, 2006 and 2005, 137,600, 86,000 and 275,200 options, respectively, were exercised and converted to the Company’s common stock. The Company received additional consideration of $250,153, $115,154 and $469,109, respectively, from the exercise of the options.
     On December 21, 2007, the Board of Directors of NAHC approved the Compensation Committee’s recommendation to grant 60,000 stock appreciation rights (SARS) to certain executive officers under the Company’s 2004 Stock and Incentive Plan. The SARS were granted with a base price of $3.93 per share, which was the closing price of the Company’s common stock on the Nasdaq National Market on the date of grant.
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
The following table summarizes information with respect to stock appreciation rights outstanding as of December 31, 2007:

		Weighted
	Number of	Average
	SARS	Grant Price
Balance Outstanding at January 1, 2006	—	—

Granted	343,000	$9.94
Exercised	—	—
Forfeited	(5,000)	(9.94)

Balance Outstanding at December 31, 2006	338,000	$9.94

Granted	405,000	$11.55
Exercised	(117,664)	(9.94)
Forfeited	(83,334)	(11.70)

Balance Outstanding at December 31, 2007	542,002	$10.87

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
     The fair-value of stock-based compensation awards (SARS) granted on December 21, 2007 was estimated at the date of grant using the Black-Scholes valuation model, and was re-measured with the following weighted average assumptions as of December 31, 2007:

As of
December 31,
2007
Volatility factor	35.83%
Risk-free interest yield	3.55%
Dividend yield	0.00%
Average life	5.9 years
     The fair-value of stock-based compensation awards (SARS) granted on March 20, 2007 was estimated at the date of grant using the Black-Scholes valuation model, and was re-measured with the following weighted average assumptions as of December 31, 2007:

As of
December 31,
2007
Volatility factor	35.83%
Risk-free interest yield	3.49%
Dividend yield	0.00%
Average life	5.0 years
     The fair-value of stock-based compensation awards (SARS) granted on March 21, 2006 was estimated at the date of grant using the Black-Scholes valuation model, and was re-measured with the following weighted average assumptions as of December 31, 2007 and 2006:

	As of	As of
	December 31,	December 31,
	2007	2006
Volatility factor	35.83%	29.56%
Risk-free interest yield	3.31%	4.72%
Dividend yield	0.00%	0.00%
Average life	4.0 years	5.0 years
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

     As a result of the adoption of SFAS 123R, the Company has reported, as a component of other liabilities on the consolidated balance sheets, share-based compensation liability at December 31, 2007 and 2006, of $128,285 and $1,066,239, respectively. For the year ended December 31, 2007 and 2006, the Company has reported, as a component of other operating and general expenses on the consolidated statements of operations, share-based compensation expense of ($492,864) and $1,066,239. For the year ended December 31, 2007, this additional share-based compensation decreased pre-tax loss by $492,864, decreased net loss by $320,362, and decreased basic loss per share by $0.03. For the year ended December 31, 2006, this additional share-based compensation lowered pre-tax earnings by $1,066,239, lowered net income by $693,055, respectively, and lowered basic earnings per share by $0.06.
     During year ended December 31, 2007, 117,664 were exercised, resulting in payments of $445,091. The aggregate intrinsic value of the exercised SARS was $445,091. No SARS were exercised during the year ended December 31, 2006.
     At December 31, 2007, the aggregate fair value of all outstanding SARS was approximately $295,546 with a weighted-average remaining contractual term of 8.96 years. The total compensation cost related to non-vested awards not yet recognized was approximately $167,261 with an expense recognition period of 3 years.
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
     Operating Leases — The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Net rent expense for 2007, 2006 and 2005 was $973,655, $958,279 and $945,391, respectively.
     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for 2007, 2006 and 2005 was $212,400, for each of the years.
     Aggregate minimum rental commitments of the Company as of December 31, 2007 are as follows:

Year	Amount
2008	$796,799
2009	545,999
2010	—
2011	—
2012 and thereafter	—

Total	$1,342,798

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
     For the years ended December 31, 2007, 2006 and 2005, the Company was assessed $1,963,302, $3,006,527 and $4,886,128, respectively, as its portion of the losses due to insolvencies of certain insurers. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments. In the event that the required assessment is greater than the amount accrued for via surcharges, the Company has the ability to increase its surcharge percentage to re-coup that amount.
     A summary of the activity related to the change in our NJPLIGA recoverable is as follows:

	For the year ended December 31,
	2007	2006
Collected	$2,810,826	$2,791,015
Paid	1,963,302	3,006,527
Recoverable	1,364,237	2,211,761
     The Board of Directors of the NJPLIGA reviewed the funding needs of the Unsatisfied Claim and Judgment Fund (UCJF) and NJPLIGA and authorized assessments for each entity in 2007, 2006 and 2005. The Board of Directors of NJPLIGA determined it was necessary to assess carriers for the UCJF uninsured motorist and pedestrian personal injury protection responsibilities with a 1.00% assessment of each carrier’s automobile liability net direct written premium. The UCJF, as of January 2004, is responsible for payment of pedestrian PIP claims previously paid directly by auto insurers. These assessments reflect the cost of those claims and will be adjusted accordingly going forward. For the years ended December 31, 2007, 2006 and 2005, the Company was assessed $810,833, $1,009,652 and $1,226,964, respectively. This amount is reflected as reinsurance payable and ceded written premiums and is not recoverable by the Company.
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
     As of December 31, 2006 we have entered into a LAD agreement pursuant to which the PAIP business assigned to us by the State of New Jersey is transferred to Clarendon National Insurance Company (which assigned its rights and obligations under the LAD agreement to Praetorian Insurance Company, effective May 1, 2007) which write and service the business in exchange for an agreed upon fee.

     For the years ended December 31, 2007, 2006 and 2005, the Company was assessed LAD fees of $242,951, $81,496 and $451,500, respectively, in connection with payments to Clarendon National Insurance Company under the LAD agreement. For the years ended December 31, 2007, 2006 and 2005, the Company was assessed an additional $0, $10,713 and $0, respectively, in connection with payments made to Clarendon National Insurance Company during the prior year. For the years ended December 31, 2007, 2006 and 2005, the Company was reimbursed $81,452, $0 and $81,804, respectively, in connection with payments made to Clarendon National Insurance Company during the prior year.
     For the years ended December 31, 2007, 2006 and 2005, the Company was assessed LAD fees of $0, $24,778 and $144,521, respectively, in connection with payments to Auto One Insurance Company under the LAD agreement. For the years ended December 31, 2007, 2006 and 2005, the Company was assessed an additional $0, $12,699 and $0, respectively, in connection with payments made to Auto One Insurance Company during the prior year. For the years ended December 31, 2007, 2006 and 2005, the Company received reimbursements of $8,572, $15,636 and $26,141, respectively, in connection with payments made to Auto One Insurance Company. For the years ended December 31, 2007, 2006 and 2005, the Company would have been assigned $4,049,181, $2,125,472 and $12,643,014 of premium, respectively, by the State of New Jersey under PAIP, if not for the LAD agreements that were in place. These amounts served as the basis for the fees to be paid to the LAD carriers.
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
     The Company records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the years ended December 31, 2007, 2006 and 2005 the Company has been assigned $624,315, $992,659 and $1,968,016 of premiums, and $1,030,143, $1,331,186 and $1,562,587 of losses, respectively, by the State of New Jersey under the CAIP. On a quarterly basis, the State of New Jersey remits a member participation report and cash settlement report. The net result of premiums assigned less paid losses, losses and loss adjustment expenses and other expenses plus investment income results in a net cash settlement due to or from the participating member. The reserving related to these assignments is calculated by the State of New Jersey with corresponding entries recorded on the Company’s consolidated financial statements.
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
     For the years ended December 31, 2007, 2006 and 2005, we have been assessed $1,297,839, $1,490,148 and $1,877,161, respectively, by NJAIRE. These assessments represent amounts to be paid to NJAIRE as it relates to the Company’s participation in its plan. For the years ended December 31, 2007, 2006 and 2005, the Company received additional assessments of prior periods in the amount of $0, $362,499 and $0, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company received reimbursements of prior period assessments in the amount of $1,288,325, $1,231,059 and $1,642,563, respectively.

11. Other Comprehensive Income (Loss)
     The tax effect of other comprehensive income (loss) is as follows (in thousands):

	Before Tax	Tax	Net of Tax
for the year ended December 31, 2007	Amount	Effect	Amount

Net holding gains arising during the year	$2,136	$(748)	$1,388
Less: reclassification adjustment for net realized losses included in net loss	544	(190)	354
Amortization of unrealized loss recorded on transfer of fixed income securities to held-to-maturity	91	(32)	59

Other comprehensive income	$2,771	$(970)	$1,801

	Before Tax	Tax	Net of Tax
for the year ended December 31, 2006	Amount	Effect	Amount

Net holding losses arising during the year	$(741)	$279	$(462)
Less: reclassification adjustment for net realized losses included in net income	469	(158)	311
Amortization of unrealized loss recorded on transfer of fixed income securities to held-to-maturity	91	(32)	59

Other comprehensive loss	$(181)	$89	$(92)

	Before Tax	Tax	Net of Tax
for the year ended December 31, 2005	Amount	Effect	Amount

Net holding losses arising during the year	$(2,736)	$930	$(1,806)
Less: reclassification adjustment for net realized losses included in net income	33	(11)	22

Other comprehensive loss	$(2,703)	$919	$(1,784)

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
     GAAP differs in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis). Based on amounts included in the original filings of the annual statements for the respective years, statutory surplus was $125,711,839 and $128,031,273 at December 31, 2007 and 2006, respectively.
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
13. Dividends from Subsidiaries
     The funding of the cash requirements of the Company is primarily provided by cash dividends received from its subsidiaries. Dividends paid by Proformance are restricted by regulatory requirements of the State of New Jersey. Generally, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory surplus (stockholders’ equity on a statutory basis) or 100 percent of net income (excluding realized capital gains) for the prior year. Dividends exceeding these limitations can be made subject to approval by the NJDOBI. In addition, dividends must be paid from unassigned funds which must not reflect a deficit. As of December 31, 2007 Proformance was not permitted to pay any dividends without the approval of the Commissioner as it had negative unassigned surplus of $(1,767,038) as a result of historical underwriting losses. As of December 31, 2006, Proformance was permitted to pay dividends without the approval of the Commissioner as it had unassigned surplus of $3,420,432. No dividends from Proformance were paid for the years ended December 31, 2007 and 2006. In addition, Bermuda legislation imposes limitations on the dividends Mayfair is permitted to pay, based on minimum capital and solvency requirements. In connection with these limitations, Mayfair paid dividends for the years ended December 31, 2007 and 2006 in the amount of $0 and $0, respectively. The non-insurance subsidiaries paid cash dividends to the Company of $2,560,000 and $903,541 in 2007 and 2006, respectively.

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
     The carrying amount and estimated fair value of financial instruments are as follows:

	as of December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed maturity — held-to-maturity	$42,129,921	$41,912,701	$42,167,825	$41,400,704
Fixed maturity — available-for-sale	269,784,350	270,518,748	275,810,400	273,723,765
Short-term investments	456,821	456,821	453,000	453,000
Equity Securities	1,013,850	1,012,464	2,287,743	2,427,396
Cash and cash equivalents	28,098,468	28,098,468	26,288,127	26,288,127

15. Net (Loss) Earnings Per Share

     Basic net (loss) earnings per share is computed based on the weighted average number of shares outstanding during the year. Diluted net income per share includes the dilutive effect of outstanding options, using the treasury stock method. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average price for the period. The difference between the number of shares issued and the number of shares purchased represents the dilutive shares.
     The following table sets forth the computation of basic and diluted (loss) earnings per share:

	For the year ended December 31,
	2007	2006	2005
Net (Loss) Income applicable to common stockholders	$(6,194,001)	$14,382,394	$6,435,950
Weighted average common shares — basic	11,078,064	11,213,463	9,166,683
Effect of dilutive securities:
Options	—	236,623	315,885

Weighted average common shares — diluted	11,078,064	11,450,086	9,482,568

Basic (Loss) Earnings Per Share	$(0.56)	$1.28	$0.70

Diluted (Loss) Earnings per Share	$(0.56)	$1.26	$0.68

     At December 31, 2007, the effect of 122,942 stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.
16. Related Party Disclosure
     In connection with the Ohio Casualty replacement carrier transaction, the Company entered into a non-competition agreement with OCIC which prohibited Proformance from writing commercial lines insurance policies until December 31, 2004 where the expiring policy was issued by Ohio Casualty Group.
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
     The Company has also made payments to insurance agencies affiliated with certain of the Company’s directors. For the years ended December 31, 2007, 2006 and 2005, Proformance paid to Liberty Insurance Associates, Inc. commissions of $197,049, $135,405 and $229,831, respectively. Mr. Andrew Harris, who was a member of our board of directors until June 13, 2005, when he resigned his position and was appointed President of Proformance, is Chief Executive Officer of Liberty Insurance Associates.
     Mr. Thomas J. Sharkey, a member of our board of directors, was Chairman of Banc of America Corporate Insurance Agency, LLC (formerly, Fleet Insurance Services) until February 3, 2007. For the period ended February 3, 2007, Proformance paid commissions of $5,557 to Banc of America Corporate Insurance Agency, LLC. For the years ended December 31, 2006 and 2005, Proformance paid to Banc of America Corporate Insurance Agency, LLC commissions of $67,038 and $105,723, respectively.
     In connection with the Commercial and Personal Excess Liability Excess of Loss Reinsurance Contract between Proformance and OdysseyRe and the reinsurance agreement between OdysseyRe and Mayfair as outlined in Note 4, these transactions are eliminated for GAAP reporting purposes as part of the Company’s consolidated financial results.

17. Subsequent Events
     On March 13, 2008, the Company entered into a merger agreement (the “Merger Agreement”) with Palisades Safety and Insurance Association, an insurance exchange organized under NJSA 17:50-1 et seq. (“Palisades”), and Apollo Holdings, Inc., a New Jersey corporation and a direct wholly owned subsidiary of Palisades (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with NAHC continuing as the surviving corporation (the “Surviving Corporation”) and a direct wholly owned subsidiary of Palisades (the “Merger”).
     At the effective time and as a result of the Merger, in exchange for their shares of issued and outstanding Company common stock, Company shareholders shall receive $6.25 in cash for each of their shares. The closing price of Company’s shares on the NASDAQ on March 11, 2008 was $5.50.
     In addition, at or prior to the effective time of the Merger, each outstanding option to purchase Common Stock and each outstanding stock appreciation right (vested or unvested) will be canceled and the holder will be entitled to receive an amount of cash equal to the difference between the Merger Consideration and the exercise price of the applicable stock option, or the difference between the Merger Consideration and the applicable per share base price of the stock appreciation right, as applicable, less any required withholding taxes.
     The Merger Agreement provides that the directors and officers of the Merger Sub immediately prior to the effective time of the Merger will be the directors and officers of the Surviving Corporation.
     The Company and Palisades have made customary representations, warranties and covenants in the Merger Agreement. The completion of the Merger is subject to approval by the shareholders of the Company, obtaining regulatory approvals, including antitrust approval, and satisfaction or waiver of other conditions.
     The Merger is subject to various closing conditions, including the approval of the Company’s shareholders, the obtaining of certain regulatory approvals specified in the Merger Agreement, the maintenance by the Company of certain stockholders’ equity and capital and surplus measures within prescribed levels, the Company obtaining a directors’ and officers’ liability tail policy for a specified cost and level of coverage, and the maintenance of the A.M. Best Financial Strength Rating of Proformance Insurance Company within a prescribed rating.
     The Merger Agreement contains certain termination rights for both the Company and Palisades and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Palisades a termination fee of up to $2,100,000 . Furthermore, the Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances unrelated to a failure of the closing conditions, Palisades may be required to pay the Company certain liquidated damages based on the circumstances relating to such termination.
     Simultaneously with the execution and delivery of the Merger Agreement, Palisades and James V. Gorman, the Chief Executive Officer of the Company entered into a voting agreement (the “Voting Agreement”). In the Voting Agreement, Mr. Gorman thereto agreed to vote, or provide his consent with respect to, all shares of Company capital stock held by such him: (1) in favor of the recommendation of the Board of Directors of the Company to the holders of Common Shares; and (2) against any Acquisition Proposal, or any agreement providing for the consummation of a transaction contemplated by any Acquisition Proposal (other than the Merger and other than following any Change in Recommendation made by the Board of Directors pursuant to the requirements of the Merger Agreement); and (3) in favor of any proposal to adjourn a shareholders’ meeting which the Company, Merger Sub and Parent support.
18. Quarterly Financial Information (unaudited)

		(In thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Income Statement Data:
Total revenue	$44,449	$45,423	$47,151	$47,248
Income before income taxes	5,797	1,821	(14,715)	(3,908)
Net income (loss)	3,956	1,175	(9,190)	(2,135)

Per Share Data:
Net income (loss) — Basic	$0.36	$0.11	$(0.83)	$(0.19)
Net income (loss) — Diluted	$0.35	$0.10	$(0.83)	$(0.19)

2006
Income Statement Data:
Total revenue	$43,191	$42,999	$44,425	$45,241
Income before income taxes	5,967	4,598	6,078	4,846
Net income	3,985	3,027	4,381	2,989

Per Share Data:
Net income — Basic	$0.36	$0.27	$0.39	$0.27
Net income — Diluted	$0.35	$0.26	$0.38	$0.26

2005
Income Statement Data:
Total revenue	$50,330	$45,218	$47,228	$44,565
Income before income taxes	6,461	2,315	(2,245)	1,763
Net income (loss)	4,373	1,565	(1,638)	2,136

Per Share Data:
Net income (loss) — Basic	$0.88	$0.16	$(0.15)	$0.19
Net income (loss) — Diluted	$0.78	$0.15	$(0.15)	$0.19

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
National Atlantic Holdings Corporation
Freehold, New Jersey
     We have audited the consolidated financial statements of National Atlantic Holdings Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and for the years then ended and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated March 13, 2008; such reports are included elsewhere in the Form 10-K. Our audits included the 2007 and 2006 consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the 2007 and 2006 consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein. The financial statement schedules for the year ended December 31, 2005 were audited by other auditors. Those auditors expressed an opinion, in their report dated March 24, 2006, that such 2005 consolidated financial statement schedules, when considered in relation to the 2005 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.
/s/ Beard Miller Company LLP
Beard Miller Company LLP
Harrisburg, Pennsylvania
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
National Atlantic Holdings Corporation and Subsidiaries
Freehold, NJ
We have audited the financial statements of National Atlantic Holdings Corporation and Subsidiaries (the “Company”) for the year ended December 31, 2005 and have issued our report thereon dated March 24, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the related financial statement schedules listed in Item 15 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 24, 2006

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

	As of December 31, 2007
			Amount at
	Amortized		which shown
Type of Investment	Cost	Fair Value	on Balance Sheet
Fixed Maturities
U.S Government, government agencies and authorities	$6,783,210	$7,015,099	$6,783,210
State, local government and agencies	2,842,430	2,835,410	2,842,430
Industrial and miscellaneous	32,504,281	32,062,192	32,504,281

Total fixed maturities	42,129,921	41,912,701	42,129,921

Total Investments — Held-to-Maturity	$42,129,921	$41,912,701	$42,129,921

	As of December 31, 2007
	Cost/		Amount at
	Amortized		which shown
Type of Investment	Cost	Fair Value	on Balance Sheet
Fixed Maturities
U.S Government, government agencies and authorities	$189,217,646	$189,629,659	$189,629,659
State, local government and agencies	63,368,016	63,775,438	63,775,438
Industrial and miscellaneous	12,176,793	12,085,876	12,085,876
Mortgage-backed securities	5,021,895	5,027,775	5,027,775

Total fixed maturities	269,784,350	270,518,748	270,518,748

Equity Securities
Common and preferred stock	1,013,850	1,012,464	1,012,464

Total equity securities	1,013,850	1,012,464	1,012,464

Other Investments
Short-term investments	456,821	456,821	456,821

Total other investments	456,821	456,821	456,821

Total Investments — Available-for-Sale	$271,255,021	$271,988,033	$271,988,033

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

	As of December 31, 2006
			Amount at
	Amortized		which shown
Type of Investment	Cost	Fair Value	on Balance Sheet
Fixed Maturities
U.S Government, government agencies and authorities	$6,787,542	$6,534,458	$6,787,542
State, local government and agencies	2,846,423	2,788,655	2,846,423
Industrial and miscellaneous	32,533,860	32,077,591	32,533,860

Total fixed maturities	42,167,825	41,400,704	42,167,825

Total Investments — Held-to-Maturity	$42,167,825	$41,400,704	$42,167,825

	As of December 31, 2006
	Cost/		Amount at
	Amortized		which shown
Type of Investment	Cost	Fair Value	on Balance Sheet
Fixed Maturities
U.S Government, government agencies and authorities	$191,929,393	$190,112,328	$190,112,328
State, local government and agencies	71,460,810	71,355,839	71,355,839
Industrial and miscellaneous	8,994,746	8,838,860	8,838,860
Mortgage-backed securities	3,425,451	3,416,738	3,416,738

Total fixed maturities	275,810,400	273,723,765	273,723,765

Equity Securities
Common and preferred stock	2,287,743	2,427,396	2,427,396

Total equity securities	2,287,743	2,427,396	2,427,396

Other Investments
Short-term investments	453,000	453,000	453,000

Total other investments	453,000	453,000	453,000

Total Investments — Available-for-Sale	$278,551,143	$276,604,161	$276,604,161

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

	As of December 31, 2007
	2007	2006
Assets:
Cash and cash equivalents	$624	$7,675
Investment in subsidiaries	144,965	145,827
Deferred tax asset	292	843
Fixed assets, net of depreciation	3	5
Taxes recoverable	8,579	—
Intercompany receivable	—	574

Total assets	$154,463	$154,924

Liabilities and stockholders’ equity:
Accounts payable	$434	$1,051
Taxes payable	—	2,984
Intercompany payable	9,853	—

Total liabilities	10,287	4,035

Stockholders’ equity:

Common stock, no par value	97,820	97,570
Retained earnings	50,541	56,735
Accumulated other comprehensive income (loss)	107	(1,694)
Common stock held in treasury	(4,292)	(1,723)

Total stockholders’ equity	144,176	150,888

Total liabilitites and stockholders’ equity	$154,463	$154,924

Note: Dividends payable from Proformance Insurance Company, a significant subsidiary, are restricted by the State of New Jersey Department of Banking and Insurance.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
(in thousands)

	Years ended December 31,
	2007	2006	2005

Income
Other Income	$179	$677	$542

Total Income	179	677	542

Cost and Expenses:
Salary Expense	1,158	1,458	302
Professional fees	680	926	789
Other expenses	556	2,103	3,833

Total expenses	2,394	4,487	4,925

Loss before federal income taxes and equity in net (Loss) income of subsidiaries	(2,215)	(3,810)	(4,383)
Income tax (benefit)	(1,094)	(1,309)	(1,388)

Loss before equity in net income of subsidiaries	(1,121)	(2,501)	(2,995)
Equity in net (loss) income of subsidiaries	(5,073)	16,884	9,431

Net (loss) income	$(6,194)	$14,382	$6,436

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) earnings	$(6,194)	$14,382	$6,436
Undistributed net loss (income) of subsidiaries	5,073	(16,884)	(9,431)
Amortization of share options	—	(3)	3,050
Changes in current assets and liabilities — net	(1,201)	1,198	(1,309)

Net cash used in operating activities	(2,322)	(1,307)	(1,254)

Cash flows from investing activities:
Capital contributions to subsidiaries	(4,970)	(11,451)	(43,866)
Dividends received	2,560	904	2,500

Net cash used in investing activities	(2,410)	(10,547)	(41,366)

Cash flows from financing activities:
Sale of stock	250	115	62,668
Stock repurchase	(2,569)	(1,723)	—

Net cash (used in) provided by financing activities	(2,319)	(1,608)	62,668

Net (decrease) increase in cash	(7,051)	(13,462)	20,048
Cash, beginning of year	7,675	21,137	1,089

Cash, end of year	$624	$7,675	$21,137

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

		Reserves
		for					Amortization
		Unpaid				Losses and	of
		Losses				Losses and	Deferred
	Deferred	and Loss			Net	Adjustment	Policy		Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Expenses	Acquisition	Other	Written
	Costs	Expense	Premiums	Premiums	Income	Incurred	Costs	Expenses	Premiums
at December 31, 2007
Property and Casualty	$18,934	$197,105	$86,823	$165,220	$17,276	$145,085	$43,894	$6,297	$166,210

Consolidated	$18,934	$197,105	$86,823	$165,220	$17,276	$145,085	$43,894	$6,297	$166,210

at December 31, 2006
Property and Casualty	$18,601	$191,386	$85,523	$157,354	$16,082	$103,824	$40,406	$10,133	$161,125

Consolidated	$18,601	$191,386	$85,523	$157,354	$16,082	$103,824	$40,406	$10,133	$161,125

at December 31, 2005
Property and Casualty	$17,134	$219,361	$81,546	$172,782	$12,403	$132,794	$34,506	$11,747	$189,634

Consolidated	$17,134	$219,361	$81,546	$172,782	$12,403	$132,794	$34,506	$11,747	$189,634

at December 31, 2004
Property and Casualty	$10,872	$184,283	$64,170	$179,667	$7,061	$134,987	$39,586	$7,766	$193,192

Consolidated	$10,872	$184,283	$64,170	$179,667	$7,061	$134,987	$39,586	$7,766	$193,192

at December 31, 2003
Property and Casualty	$9,788	$134,201	$51,813	$143,156	$4,258	$108,123	$25,547	$992	$147,045

Consolidated	$9,788	$134,201	$51,813	$143,156	$4,258	$108,123	$25,547	$992	$147,045

at December 31, 2002
Property and Casualty	$8,778	$85,472	$46,018	$75,654	$1,593	$69,491	$14,887	$3,605	$110,626

Consolidated	$8,778	$85,472	$46,018	$75,654	$1,593	$69,491	$14,887	$3,605	$110,626

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE
(in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	From Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
For the year ended ended December 31, 2007
Property and casualty insurance premiums	$177,232	$12,621	$609	$165,220	0.37%

Total Premiums	$177,232	$12,621	$609	$165,220	0.37%

For the year ended ended December 31, 2006
Property and casualty insurance premiums	$166,786	$10,910	$1,478	$157,354	0.94%

Total Premiums	$166,786	$10,910	$1,478	$157,354	0.94%

For the year ended ended December 31, 2005
Property and casualty insurance premiums	$180,378	$9,805	$2,209	$172,782	1.28%

Total Premiums	$180,378	$9,805	$2,209	$172,782	1.28%

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
As of December 31, 2007

		Charged to
	Balance at	costs and			Balance at end
Description	beginning of period	expenses	Charged to other accounts -describe	Deductions - describe	of period

Valuation Allowance for State Receivable	$500	$—	NY State Receivable	$—	$500
Allowance for Doubtful Accounts	34	6	Premiums Receivable	—	40
Valuation Allowance for Reinsurance	—	—	Reinsurance Recoverable	—	—
Valuation Allowance for Notes Receivable	—	—	Notes Receivable		—

	$534	$6		$—	$540

As of December 31, 2006

		Charged to
	Balance at	costs and			Balance at end
Description	beginning of period	expenses	Charged to other accounts -describe	Deductions - describe	of period

Valuation Allowance for State Receivable	$500	$—	NY State Receivable	$—	$500
Allowance for Doubtful Accounts	34	—	Premiums Receivable	—	34
Valuation Allowance for Reinsurance	—	—	Reinsurance Recoverable	—	—
Valuation Allowance for Notes Receivable	227	—	Notes Receivable	227	—

	$761	$—		$227	$534

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
SCHEDULE VI
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY
AND CASUALTY INSURANCE OPERATIONS
(in thousands)

	Losses and Loss		Paid Losses
	Adjustment Expenses		and Loss
	Incurred Related to:		Adjustment
	Current Year	Prior Years	Expenses
Years ended December 31,
2007	$125,483	$19,602	$139,191
2006	$103,801	$23	$121,596
2005	$122,728	$10,066	$100,849

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ATLANTIC HOLDINGS CORPORATION
By:	/s/ James V. Gorman
	Name:	James V. Gorman
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Dated: March 17, 2008
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James V. Gorman James V. Gorman	Chairman of the Board of Directors and Chief Executive Officer (Principle Executive Officer)	March 17, 2008

/s/ Frank J. Prudente Frank J. Prudente	Executive Vice President , Treasurer and Chief Financial Officer	March 17, 2008

/s/ Peter A. Cappello, Jr. Peter A. Cappello, Jr.	Director	March 17, 2008

/s/ Martin I. Krupnick, Psy. D Martin I. Krupnick, Psy. D	Director	March 17, 2008

/s/ Thomas M. Mulhare Thomas M. Mulhare	Director	March 17, 2008

/s/ Thomas J. Sharkey, Sr. Thomas J. Sharkey, Sr.	Director	March 17, 2008

/s/ Steven V. Stallone Steven V. Stallone	Director	March 17, 2008

/s/ Candace L. Straight Candace L. Straight	Director	March 17, 2008