Form 10-Q
period 2008-03-31
NATIONAL ATLANTIC HOLDINGS CORP
filed 2008-05-12
CIK 946492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 12, 2008, there were outstanding 11,007,487 Common Shares, no par value per share, of the Registrant.

ii

PART I
Item 1. Financial Statements.
NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
Investments: (Note 4)
Fixed maturities held-to-maturity (fair value at March 31, 2008 and December 31, 2007 was $42,508 and $41,913, respectively)	$42,119	$42,130
Fixed maturities available-for-sale (amortized cost at March 31, 2008 and December 31, 2007 was $254,736 and $269,784, respectively)	255,933	270,519
Equity securities (cost at March 31, 2008 and December 31, 2007 was $1,000 and $1,014, respectively)	1,000	1,012
Short-term investments (cost at March 31, 2008 and December 31, 2007, was $3,350 and $457, respectively)	3,350	457

Total investments	302,402	314,118
Cash and cash equivalents	36,170	28,098
Accrued investment income	3,612	3,950
Premiums receivable	45,453	47,753
Reinsurance recoverables and receivables	22,045	20,831
Deferred acquisition costs	17,869	18,934
Property and equipment — net	3,049	3,143
Income taxes recoverable	7,038	8,455
Other assets	4,556	4,393

Total assets	$442,194	$449,675

Liabilities and Stockholders’ Equity:
Liabilities:
Unpaid losses and loss adjustment expenses (Note 5)	$194,935	$197,105
Unearned premiums	82,075	86,823
Accounts payable and accrued expenses	3,202	2,446
Deferred income taxes	10,667	10,829
Other liabilities	10,806	8,296

Total liabilities	301,685	305,499

Commitments and Contingencies: (Note 7)	—	—

Stockholders’ equity:
Common Stock, no par value (50,000,000 shares authorized; 11,425,790 shares issued and 11,007,487 shares outstanding as of March 31, 2008 and December 31, 2007)	97,820	97,820
Retained earnings	46,552	50,541
Accumulated other comprehensive income	429	107
Common stock held in treasury, at cost (418,303 shares held as of March 31, 2008 and December 31, 2007)	(4,292)	(4,292)

Total stockholders’ equity	140,509	144,176

Total liabilities and stockholders’ equity	$442,194	$449,675

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	For the three months ended March 31,
	2008	2007
Revenue:
Net premiums earned	$41,879	$39,593
Net investment income	4,131	4,268
Net realized investment gains	3	269
Other income	468	319

Total revenue	46,481	44,449

Costs and Expenses:
Loss and loss adjustment expenses incurred	38,942	25,522
Underwriting, acquisition and insurance related expenses	12,459	12,570
Other operating and general expenses	1,792	560

Total costs and expenses	53,193	38,652

(Loss) income before income taxes	(6,712)	5,797
(Benefit) provision for income taxes	(2,723)	1,841

Net (Loss) Income	$(3,989)	$3,956

Net (loss) income per share Common Stock — Basic	$(0.36)	$0.36
Net (loss) income per share Common Stock — Diluted	$(0.36)	$0.35
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	For the three months ended March 31,
	2008	2007
Net (Loss) Income	$(3,989)	$3,956

Other comprehensive income — net of tax:
Net holding gains arising during the period	373	492
Reclassification adjustment for realized (gains) included in net income	(59)	(151)
Amortization of unrealized loss recorded on transfer of fixed income securities to held-to-maturity	8	15

Total other comprehensive income	322	356

Comprehensive (Loss) Income	$(3,667)	$4,312

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the periods ended March 31, 2008 and 2007
(in thousands, except share data)

				Accumulated
				Other			Total
	Common Stock		Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Earnings	(Loss) Income	Shares	Amount	Equity
Balance at December 31, 2006	11,288,190	$97,570	$56,735	$(1,694)	166,249	$(1,723)	$150,888

Exercise of stock options	12,900	32	—	—	—	—	32

Net Income	—	—	3,956	—	—	—	3,956
Other comprehensive income	—	—	—	356	—	—	356
Repurchase of common stock	—	—	—	—	46,758	(603)	(603)

Balance at March 31, 2007	11,301,090	$97,602	$60,691	$(1,338)	213,007	$(2,326)	$154,629

Balance at December 31, 2007	11,425,790	$97,820	$50,541	$107	418,303	$(4,292)	$144,176

Net Loss	—	—	(3,989)	—	—	—	(3,989)
Other comprehensive income	—	—	—	322	—	—	322

Balance at March 31, 2008	11,425,790	$97,820	$46,552	$429	418,303	$(4,292)	$140,509

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	For the three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,989)	$3,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	362	165
Amortization of premium/discount on bonds	245	203
Share-based compensation expense	199	374
Realized gains on investment sales	(3)	(269)
Deferred income taxes	(325)	(376)
Changes in:
Premiums receivable	2,300	1,840
Reinsurance recoverables and receivables	(1,214)	2,366
Deferred acquisition costs	1,065	39
Accrued investment income	338	(13)
Income taxes recoverable	1,418	—
Other assets	(165)	67
Unpaid losses and loss adjustment expenses	(2,170)	(6,241)
Accounts payable and accrued expenses	756	(216)
Unearned premiums	(4,748)	(1,269)
Income taxes payable	—	(750)
Other liabilities	2,310	904

Net cash (used in) provided by operating activities	(3,621)	780

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment — net	(268)	(340)
Purchases of fixed maturity securities — available-for-sale	(119,152)	(18,444)
Sales and maturities of fixed maturity investments — available-for-sale	133,996	24,146
Sales of equity securities	10	1,567
Purchases of short-term investments — net	(2,893)	—

Net cash provided by investing activities	11,693	6,929

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock—net	—	32
Purchases of common stock held in treasury	—	(603)

Net cash (used in) financing activities	—	(571)

Net increase in cash	8,072	7,138
Cash and cash equivalents — beginning of period	28,098	26,288

Cash and cash equivalents — end of period	$36,170	$33,426

Cash paid during the period for:
Income taxes	$250	$2,900

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NATIONAL ATLANTIC HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
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
     NAHC also has a controlling interest (80 percent) in Niagara Atlantic Holdings Corporation and Subsidiaries (Niagara), which is a New York corporation. Niagara was incorporated on December 29, 1995. The remaining interest (20 percent) is owned by New York agents. Niagara was established as a holding company in order to execute a surplus debenture and service agreement with Capital Mutual Insurance (CMI). As of June 5, 2000, CMI went into liquidation and is under the control of the New York State Insurance Department. CMI is no longer writing new business and therefore neither is Niagara. Niagara had $0 equity value as of March 31, 2008 and December 31, 2007. NAHC has no remaining obligations as it relates to the agreement.
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

2. Basis of Presentation
     The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the interim periods presented have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Form 10-K (File No. 000-51127) filed by the Company with the Securities and Exchange Commission on March 17, 2008.
3. Adoption of New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157,” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS 157 was effective for financial statements issued for fiscal years beginning November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective January 1, 2008. The adoption of SFAS 157 did not have any financial impact on the Company’s consolidated financial statements. The disclosures required by SFAS 157 are discussed in Note 11 — Fair Value Measurements of the unaudited Condensed Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS 115 (SFAS 159). SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value. An entity shall report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option is to be applied on an instrument by instrument basis and is irrevocable unless a new election date occurs and is applied only to an entire instrument. SFAS 159 was effective in the first quarter of 2008. The Company has not elected to apply the fair value option to any of its financial instruments.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition- related costs be recognized separately from the acquisition. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141(R) to have a material effect on its current consolidated financial position and results of operations.
     In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. No other entity has a minority interest in any of the Company’s subsidiaries; therefore, the Company does not expect the adoption of SFAS 160 to have an impact on its current consolidated financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, am amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is assessing the potential impact that the adoption of SFAS 161 may have on its financial statements.

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
     On January 1, 2006, the Company reduced the cost basis of the transferred securities to the fair value as of that date. The Company recorded, as a component of accumulated other comprehensive loss on the balance sheet, an unrealized loss on the transfer of securities to held-to-maturity from available-for-sale in the amount of $750,917. On January 1, 2006, the Company began to amortize over the life of the investments as an adjustment of yield, in a manner consistent with the amortization of any premium or discount on the statement of income and accumulated other comprehensive loss on the balance sheet, amortization of the unrealized loss. For the three months ended March 31, 2008 and March 31, 2007 the Company amortized $22,631 and $22,631 respectively.
     The amortized cost and estimated fair value of the held-to-maturity investment portfolio, classified by category, as of March 31, 2008 is as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$6,781,938	$492,386	$—	$7,274,324
State, local government and agencies	2,841,440	52,752	(7,164)	2,887,028
Industrial and miscellaneous	32,496,105	521,473	(671,040)	32,346,538

Total Investments - Held-to-Maturity	$42,119,483	$1,066,611	$(678,204)	$42,507,890

     The amortized cost and estimated fair value of the available for sale investment portfolio, classified by category, as of March 31, 2008 is as follows:

	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$165,820,132	$1,093,536	$(48,583)	$166,865,085
State, local government and agencies	60,901,716	681,533	(75,095)	61,508,154
Industrial and miscellaneous	23,525,407	47,793	(546,928)	23,026,272
Mortgage-backed securities	4,488,442	48,343	(3,306)	4,533,479

Total fixed maturities	254,735,697	1,871,205	(673,912)	255,932,990

Other Investments:
Short-term investments	3,349,958	—	—	3,349,958
Equity securities	1,000,000	—	—	1,000,000

Total Investments — Available-for-Sale	$259,085,655	$1,871,205	$(673,912)	$260,282,948

     The fair values of held-to-maturity securities at March 31, 2008 by contractual maturity are shown below. Expected maturities of securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
	(Unaudited)	(Unaudited)
Due in one year or less	$—	$—
Due in one year through five years	10,156,632	10,681,303
Due in five years through ten years	23,512,064	23,797,490
Due in ten through twenty years	8,224,001	7,809,475
Due in over twenty years	226,786	219,622

Total	$42,119,483	$42,507,890

     The fair values of available-for-sale securities and short-term investments at March 31, 2008 by contractual maturity are shown below. Expected maturities of mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
	(Unaudited)	(Unaudited)
Due in one year or less	$7,064,918	$7,066,585
Due in one year through five years	7,164,137	7,030,953
Due in five years through ten years	103,601,581	104,324,308
Due in ten through twenty years	135,766,577	136,327,623
Due in over twenty years	—	—
Mortgage-Backed Securities	4,488,442	4,533,479

Total	$258,085,655	$259,282,948

     For the three months ended March 31, 2008, the Company held no investments that were below investment grade or not rated by an independent rating agency.
     Proceeds from sales and maturities of fixed maturity and equity securities and gross realized gains and losses on sales are shown below:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Proceeds	$134,005,810	$25,712,874
Gross realized gains	7,774	288,205
Gross realized losses	(4,641)	(18,745)
     There were no securities that were considered to be other-than-temporarily impaired as of March 31, 2008 or December 31, 2007. No other-than-temporary impairments were recognized for the three months ended March 31, 2008 and 2007.
     Unrealized losses on held-to-maturity securities, aged less than and greater than twelve months, as of March 31, 2008 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Unaudited)
Fixed maturities:
State, local government and agencies	$—	$—	$219,622	$(7,164)	$219,622	$(7,164)
Industrial and miscellaneous	1,193,112	(6,583)	11,906,967	(664,457)	13,100,079	(671,040)

Total Investments - Held-to-Maturity	$1,193,112	$(6,583)	$12,126,589	$(671,621)	$13,319,701	$(678,204)

     As of March 31, 2008, the Company has 1 held-to-maturity security in the less than twelve month category and 12 securities in the twelve months or more categories. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.
     Unrealized losses on available-for-sale securities, aged less than and greater than twelve months, as of March 31, 2008 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$996,250	$(3,750)	$1,651,334	$(44,833)	$2,647,584	$(48,583)
State, local government and agencies	10,005,423	(44,093)	2,580,971	(31,002)	12,586,394	(75,095)
Industrial and miscellaneous	10,846,849	(342,549)	3,939,280	(204,379)	14,786,129	(546,928)
Mortgage-backed securities	865,086	(3,306)	—	—	865,086	(3,306)

Total fixed maturities	$22,713,608	$(393,698)	$8,171,585	$(280,214)	$30,885,193	$(673,912)

     As of March 31, 2008, the Company has 48 available-for-sale securities in the less than twelve month category and 21 securities in the twelve months or more categories. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.
     The components of net investment income earned were as follows:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Investment income:
Interest income	$4,129,434	$4,265,649
Dividend income	15,809	15,763

Investment income	4,145,243	4,281,412
Investment expenses	(13,923)	(13,304)

Net investment income	$4,131,320	$4,268,108

5. Unpaid Losses and Loss Adjustment Expenses
     The changes in unpaid losses and loss adjustment expense reserves are summarized as follows (in thousands):

	For the three		For the
	months ended		year ended
	March 31,		December 31,
	2008	2007	2007
Balance as of beginning of year	$197,105	$191,386	$191,386
Less reinsurance recoverable on unpaid losses	(17,691)	(17,866)	(17,866)

Net balance as of beginning of period	179,414	173,520	173,520

Incurred related to:
Current period	35,325	27,043	125,483
Prior period	3,617	(1,521)	19,602

Total incurred	38,942	25,522	145,085

Paid related to:
Current period	6,955	5,177	49,020
Prior period	33,702	26,793	90,171

Total paid	40,657	31,970	139,191

Net balance as of period end	177,699	167,072	179,414
Plus reinsurance recoverable on unpaid losses	17,236	18,073	17,691

Balance as of period end	$194,935	$185,145	$197,105

     For the three months ended March 31, 2008, we strengthened reserves for prior years by $3.6 million. This includes strengthening of $1.0 million for auto bodily injury reserves and $1.9 million for auto no-fault reserves. In addition, reserves in other liability, auto physical damage and the homeowners lines of business strengthened in the amount of $0.7 million, $0.3 million and $0.8 million, respectively. This was slightly offset by a release in reserves for commercial auto in the amount of $1.1 million.
     For the three months ended March 31, 2007, reserves decreased by $6.3 million due to an acceleration in bodily injury claim settlements, which began in 2006; the change in business mix to property lines of business, which are more profitable and whose claims are settled more quickly; and favorable development of personal auto no-fault medical claims. In addition, the loss development patterns we had observed for PIP medical losses were more consistent with industry loss development for this coverage.
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

6. Share-based Compensation
     The Company accounts for its share-based compensation arrangements under Statement of Financial Accounting Standards No. 123R, Share- Based Payment (SFAS 123R), which requires companies to record compensation costs for all share-based awards over the respective service period for which employee services are received in exchange for an award of equity or equity-based compensation.
     The following table summarizes information with respect to stock options outstanding as of March 31, 2008:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance Outstanding at December 31, 2007	174,150	$3.18

Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance Outstanding at March 31, 2008	174,150	$3.18

Options Available for Grant	1,000,000

The following table summarizes information with respect to stock options outstanding as of March 31, 2008:

Options Outstanding					Options Exercisable
		Weighted Average
Range of	Number of Stock	Contractual Life	Weighted Average	Intrinsic Value	Number of Stock	Weighted Average	Intrinsic Value
Exercise Prices	Options	(in yrs)	Exercise Price	of Options	Options	Exercise Price	of Options
.98 - 1.29	36,550	3.29	0.98	4.96	36,550	0.98	4.96
2.50 - 2.89	94,600	0.55	2.70	3.24	94,600	2.70	3.24
6.14	43,000	5.03	6.14	(0.20)	43,000	6.14	(0.20)

	174,150	2.23	$3.18	$2.76	174,150	$3.18	$2.76

     As of March 31, 2008, all of the Company’s options were fully vested and the Company did not award any options during the three months ended March 31, 2008 and 2007, respectively.
     During the three months ended March 31, 2008 and 2007, 0 and 12,900 options were exercised for the Company’s common stock, respectively. During the three months ended March 31, 2008 and 2007, the Company received additional consideration of approximately $0 and $32,250, respectively, from the exercise of the options.

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
     During the three months ended March 31, 2008, the Company did not grant any stock appreciation rights under the Company’s 2004 Stock and Incentive Plan.
     The following table summarizes information with respect to stock appreciation rights outstanding as of March 31, 2008:

Weighted
	Number of	Average
	SARS	Grant Price
Balance Outstanding at December 31, 2007	542,002	$10.87

Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance Outstanding at March 31, 2008	542,002	$10.87

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
     The fair-value of stock-based compensation awards (SARS) granted on December 21, 2007 was estimated at the date of grant using the Black-Scholes valuation model, and was re-measured with the following weighted average assumptions as of March 31, 2008:

As of
March 31,
2008
Volatility factor	36.33%
Risk-free interest yield	2.71%
Dividend yield	0.00%
Average life	5.6 years

     The fair-value of stock-based compensation awards (SARS) granted on March 20, 2007 was estimated at the date of grant using the Black-Scholes valuation model, and was re-measured with the following weighted average assumptions as of March 31, 2008:

	As of
	March 31,
	2008	2007
Volatility factor	36.33%	30.10%
Risk-free interest yield	2.51%	4.49%
Dividend yield	0.00%	0.00%
Average life	4.7 years	5.8 years
     The fair-value of stock-based compensation awards (SARS) granted on March 21, 2006 was estimated at the date of grant using the Black-Scholes valuation model, and was re-measured with the following weighted average assumptions as of March 31, 2008 and 2007:

	As of
	March 31,
	2008	2007
Volatility factor	36.33%	30.10%
Risk-free interest yield	2.26%	4.49%
Dividend yield	0.00%	0.00%
Average life	3.7 years	4.7 years
     Volatility factor - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. We use actual historical changes in the market value of our stock weighted with other similar publicly traded companies in the insurance industry to calculate the volatility assumption, as it is management’s belief that this is the best indicator of future volatility.
Risk free interest yield - This is the implied yield currently available on U.S. Treasury zero-coupon issues with equal remaining term.
Dividend yield - The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.
Average life - This is the expected term, which is based on the simplified method.
     The Company has reported, as a component of other liabilities on the balance sheet, share-based compensation liability at March 31, 2008 and December 31, 2007, of approximately $327,000 and $128,000, respectively. For the three months ended March 31, 2008 and 2007, the Company has reported, as a component of other operating and general expenses on the consolidated statement of operations, share-based compensation expense of approximately $199,000 and $374,000, respectively. For the three months ended March 31, 2008 and 2007, this additional share-based compensation lowered pre-tax earnings by approximately $199,000 and $374,000, respectively, lowered net income by approximately $129,000 and $243,000, respectively, and lowered basic earnings per share by $0.01 and $0.02, respectively. For the three months ended March 31, 2008 and 2007, diluted earnings per share were lowered by $0.01 and $0.02, respectively.
     At March 31, 2008, the aggregate fair value of all outstanding SARS was approximately $551,265, with a weighted-average remaining contractual term of 8.71 years. The total compensation cost related to non-vested awards not yet recognized was approximately $224,193 with an expense recognition period of 2 years and 9 months.

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
     Operating Leases — The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Rent expense for the three months ended March 31, 2008 and 2007 was $241,686 and $237,573, respectively.
     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months ended March 31, 2008 and 2007 was $53,100 and $53,100, respectively.
     Aggregate minimum rental commitments of the Company as of March 31, 2008 are as follows:

Year	Amount
2008	$579,899
2009	545,999

Total	$1,125,898

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
     For the three months ended March 31, 2008 and 2007, Proformance was assessed $0 and $0, respectively, as its portion of the losses due to insolvencies of certain insurers. We anticipate that there will be additional assessments from time to time relating to insolvencies of various insurance companies. We are allowed to re-coup these assessments from our policyholders over time until we have recovered all such payments. In the event that the required assessment is greater than the amount accrued for via surcharges, the Company has the ability to increase its surcharge percentage to re-coup that amount. As of March 31, 2008 and 2007, the Company recorded $0 and $0, respectively as payable to NJPLIGA.

     A summary of the activity related to the change in our NJPLIGA recoverable is as follows:

	Three months ended March 31,
	2008	2007
Collected	$621,820	$626,030
Paid	—	—
Recoverable	742,417	1,585,731

     The Board of Directors of the NJPLIGA reviews the funding needs of the Unsatisfied Claim and Judgment Fund (UCJF) and NJPLIGA and authorizes assessments for each entity as necessary. The UCJF, as of January 2004, is responsible for payment of pedestrian PIP claims previously paid directly by auto insurers. These assessments reflect the cost of those claims and will be adjusted accordingly going forward. For the three months ended March 31, 2008 and 2007, Proformance was assessed $0 and $0, respectively. The net assessment payable by the Company was $0 and $0 as of March 31, 2008 and 2007, respectively. This amount is reflected as reinsurance payable and ceded written premiums and is not recoverable by the Company.
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
     As of March 31, 2008,we have entered into a LAD agreement pursuant to which the PAIP business assigned to us by the State of New Jersey is transferred to Clarendon National Insurance Company (which assigned its rights and obligations under the LAD agreement to Praetorian Insurance Company, effective May 1, 2007), which writes and services the business in exchange for an agreed upon fee.
     For the three months ended March 31, 2008 and 2007, the Company was assessed LAD fees of $52,805 and $88,016, respectively, in connection with payments to Praetorian Insurance Company under the LAD agreement.
     For the three months ended March 31, 2008, the Company would have been assigned $320,028 and $1,466,931 of premium, respectively, by the State of New Jersey under PAIP, if not for the LAD agreements that were in place, as compared with $481,476 and $1,885,685, respectively, for the comparable periods in the 2006 year. These amounts served as the basis for the fees to be paid to the LAD carriers.
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

     Proformance records its CAIP assignment on its books as assumed business as required by the State of New Jersey. For the three months ended March 31, 2008 and 2007, the Company has been assigned $119,823 and $156,963 of premiums and $250,023 and $272,105 of losses, respectively, by the State of New Jersey under the CAIP. On a quarterly basis, the State of New Jersey remits a member a participation report and a cash settlement report. The net result of premiums assigned less paid losses, losses and loss adjustment expenses and other expenses plus investment income results in a net cash settlement due to or from the participating member. The reserving related to these assignments is calculated by the State of New Jersey with corresponding entries recorded on the Company’s consolidated financial statements.
New Jersey Automobile Insurance Risk Exchange
     The New Jersey Automobile Insurance Risk Exchange, or NJAIRE, is a plan designed to compensate member companies for claims paid for non-economic losses and claims adjustment expenses which would not have been incurred had the tort limitation option provided under New Jersey insurance law been elected by the injured party filing the claim for non-economic losses. As a member company of NJAIRE, we submit information with respect to the number of claims reported to us that meet the criteria outlined above. NJAIRE compiles the information submitted by all member companies and remits assessments to each member company for this exposure. The Company, since its inception, has never received compensation from NJAIRE as a result of its participation in the plan. The Company’s participation in NJAIRE is mandated by the New Jersey Department of Banking and Insurance. The assessments that the Company has received required payment to NJAIRE for the amounts assessed. The Company records the assessments received as other underwriting, acquisition and insurance related expenses. For the three months ended March 31, 2008 and 2007, we have been assessed $305,175 and $330,603, respectively, by NJAIRE. These assessments represent amounts to be paid to NJAIRE as it relates to the Company’s participation in its plan. For the three months ended March 31, 2008 and 2007, the Company received additional assessments of prior periods in the amount of $0 and $0, respectively. For the three months ended March 31, 2008 and 2007, the Company received reimbursements of prior period assessments in the amount of $0 and $17,783, respectively.
8. Net (Loss) Earnings Per Share
     Basic net (loss) income per share is computed based on the weighted average number of shares outstanding during the year. Diluted net (loss) income per share includes the dilutive effect of outstanding stock options, using the treasury stock method. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average price for the period. The difference between the number of shares issued and the number of shares purchased represents the dilutive shares.
     The following table sets forth the computation of basic and diluted (loss) earnings per share:

	For the three months ended March 31,
	2008	2007
Net (Loss) Income applicable to common stockholders	$(3,989,171)	$3,956,230

Weighted average common shares — basic	11,007,487	11,117,723
Effect of dilutive securities:
Options	—	236,436

Weighted average common shares — diluted	11,007,487	11,354,159

Basic (Loss) Earnings Per Share	$(0.36)	$0.36

Diluted (Loss) Earnings per Share	$(0.36)	$0.35

     At March 31, 2008, the effect of 68,459 stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

9. Replacement Carrier Transactions
Hanover Insurance Company
     On February 21, 2006, the Company announced that its subsidiary, Proformance Insurance Company, had entered into a replacement carrier transaction with Hanover Insurance Company (“Hanover”) whereby Hanover transferred its renewal obligations for New Jersey auto, homeowners, dwelling fire, personal excess liability and inland marine policies sold through independent agents to the Company. Under the terms of the transaction, the Company offered renewal policies to approximately 16,000 qualified policyholders of Hanover. The Company received approval of this transaction from the New Jersey Department of Banking and Insurance (NJDOBI) on February 16, 2006.
     Upon the Closing on February 21, 2006, the Company paid Hanover a one-time fee of $450,000 in connection with this transaction. In addition, within 30 days of the closing, $100,000 was due to Hanover to reimburse Hanover for its expenses associated with this transaction. In May of 2007, the Company paid $666,129 to Hanover, representing the first of two annual payments equal to 5% of the written premium of the retained business for the preceding twelve months, calculated at the 12 month and 24 month anniversaries. As of March 31, 2008, the Company has recorded, as a component of other liabilities on the balance sheet, commission payable to Hanover in the amount of $616,371. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and have been recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the three months ended March 31, 2008 and 2007, the Company amortized $45,833 and $68,750 of the one-time fee and other expenses paid to Hanover, respectively. For the three months ended March 31, 2008 and 2007, the Company amortized $333,944 and $104,816 of the payment due Hanover based on 5% of the direct written premium, respectively.
     For the three months ended March 31, 2008 and 2007, direct written premium generated from Hanover renewal business was approximately $2,083,817 and $2,248,000, respectively.
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
     Upon the Closing, Proformance was required to pay to The Hartford a one-time fee of $150,000. In addition, on May 15, 2007, Proformance paid a one-time payment to The Hartford in the amount $253,392, which represented 5% of the written premium of the retained business at the end of the twelve-month non-renewal period. Each of these payment types are consideration for the acquisition of the policy renewal rights as stipulated in the replacement carrier agreement, and were recorded as intangible assets and amortized over the course of the renewal period which began in March 2006. For the three months ended March 31, 2008 and 2007, the Company amortized $0 and $25,000 of the one-time fee paid to The Hartford, respectively. For the three months ended March 31, 2008 and 2007, the Company amortized $0 and $119,352, respectively, of the payment due The Hartford based on 5% of the direct written premium.
     For the three months ended March 31, 2008 and 2007, direct written premium generated from The Hartford renewal business was approximately $875,000 and $1,050,000, respectively.
     The Hartford is not liable for any fees and or other amounts to be paid to Proformance and as such Proformance will not recognize any Replacement Carrier Revenue from this transaction. The revenue that will be recognized as part of this transaction will be from the premium generated by the policies that renew with Proformance.

10. Treasury Stock
     On July 5, 2006, the Board of Directors of the Company authorized the repurchase of a maximum of 1,000,000 shares and a minimum of 200,000 shares of capital stock of the corporation within the next twelve months. On May 24, 2007, the Board of Directors of the Company authorized a one year extension of the buy-back program. As of March 31, 2008, the Company had repurchased 418,303 shares with an average price of $10.26. As of March 31, 2008, the Company is authorized to repurchase an additional 581,697 shares and has fulfilled the minimum repurchase requirement.
     The following table summarizes information with respect to the capital stock repurchase as of March 31, 2008:

	Number of Shares		Average
	Maximum	Minimum	Price
Balance at December 31, 2007	581,697	—
Repurchased	—	—	—

Balance at January 31, 2008	581,697	—
Repurchased	—	—	—

Balance at February 29, 2008	581,697	—
Repurchased	—	—	—

Balance at March 31, 2008	581,697	—	$—

11. Fair Value Measurements
     In September 2006, the FASB issued FASB statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.
     The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.
     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).
     An asset or liability’s level with the fair value hierarchy is based in the lowest level of input that is significant to the fair value measurement.
     For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2008 are as follows:

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	March 31, 2008	Assets	Inputs	Inputs
		(In Thousands)
Fixed maturities — available-for-sale		$—	$255,933	$—
Equity securities — available-for-sale		—	1,000	—

Total — available-for-sale		$—	$256,933	$—

     The following valuation techniques were used to measure fair value of assets in the table above on a recurring basis as of March 31, 2008.
     Securities Available-for-sale: Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
     The Company’s adoption of SFAS 157 did not apply to those non-financial assets and non-financial liabilities delayed under FSP 157-2 and will be implemented for its fiscal year beginning after November 15, 2008.

12. Merger Agreement with Palisades Safety and Insurance Association
     On March 13, 2008, the Company entered into a merger agreement (the “Merger Agreement”) with Palisades Safety and Insurance Association, an insurance exchange organized under NJSA 17:50-1 et seq. (“Palisades”), and Apollo Holdings, Inc., a New Jersey corporation and a direct wholly owned subsidiary of Palisades (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with NAHC continuing as the surviving corporation (the “Surviving Corporation”) and a direct wholly owned subsidiary of Palisades (the “Merger”).
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
     The Merger Agreement contains certain termination rights for both the Company and Palisades and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Palisades a termination fee of up to $2,100,000. Furthermore, the Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances unrelated to a failure of the closing conditions, Palisades may be required to pay the Company certain liquidated damages based on the circumstances relating to such termination.
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
     The foregoing description of the Merger, the Merger Agreement and the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the Company’s Form 8-K filed by the Company with the Securities and Exchange Commission on March 13, 2008.

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
     During the three months ended March 31, 2008, the New Jersey auto insurance market continued to remain competitive. In continued response to the competitive landscape of the New Jersey auto insurance market we filed for and received approval for various rate changes designed so that our rates remained competitive for the segment of the New Jersey auto insurance market that we focus on. In addition, our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers. In addition, for the three months ended March 31, 2008, commercial and homeowners insurance business was 24.2% and 18.9% of our total business, respectively, as compared to 25.7% and 16.9% of our total business, respectively, in the same period in the prior year. We have experienced continued success in packaging the mono-line auto business with the related homeowners policy, thereby further increasing our package policy percentage.
     For the three months ended March 31, 2008, our direct written premium decreased by $1.3 million, or 3.1% to $40.0 million from $41.3 million in the comparable period in 2007.
     For the three months ended March 31, 2008, the decrease is primarily due to the following: new business generated by our partner agents was $2.3 million during the period, including new business from our Blue Star auto insurance product in the amount of $0.3 million. This was offset by attrition of existing business of $2.2 million, as well as a $1.4 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.

     As of March 31, 2008, our shareholders’ equity was $140.5 million, a decrease from shareholders’ equity of $144.2 million as of December 31, 2007.
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
     The Merger Agreement contains certain termination rights for both the Company and Palisades and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Palisades a termination fee of up to $2,100,000. Furthermore, the Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances unrelated to a failure of the closing conditions, Palisades may be required to pay the Company certain liquidated damages based on the circumstances relating to such termination.
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
     The foregoing description of the Merger, the Merger Agreement and the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the Company’s Form 8-K filed by the Company with the Securities and Exchange Commission on March 13, 2008.

          The Merger Agreement has been made publicly available to provide investors and shareholders with information regarding its terms. It is not intended to provide any other factual information about the Company. The Merger Agreement contains representations and warranties that the parties to the Merger Agreement made to and solely for the benefit of each other. The assertions embodied in such representations and warranties are qualified by information contained in confidential disclosure letters that the parties exchanged in connection with signing the Merger Agreement. Accordingly, investors and shareholders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances, since they were only made as of the date of the Merger Agreement and are modified in important part by the underlying disclosure letters. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.
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
     As a result of New Jersey’s “take all comers” requirement, we are obligated to underwrite a broad spectrum of personal automobile insurance risks. To address this potential problem, since 1998 Proformance has utilized a tiered rating system to price its policies which includes five (5) rating tiers which are based upon the driving records of the policyholders. The purpose of the rating tiers is to modify the premiums to be charged for each insured vehicle on the personal automobile policy so that the premiums charged accurately reflect the underwriting exposures presented to Proformance. As of March 31, 2008, the rating tier modifiers and the distribution of risks within the tiers were as follows:

	Premium
	Modifications	Percent of Total
Tier Designation	Factor	Vehicles
Tier A	0.88	32.0%
Tier One	1.00	60.5%
Tier Two	1.70	6.6%
Tier Three	2.25	0.2%
Tier Four	2.60	0.7%

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

     During the three months ended March 31, 2008, the New Jersey auto insurance market continued to remain competitive. In continued response to the competitive landscape of the New Jersey auto insurance market we filed for and received approval for various rate changes designed so that our rates remained competitive for the segment of the New Jersey auto insurance market that we focus on. In addition, our plan for future growth relates to capturing a larger share of our Partner Agents business and cross-selling our automobile, homeowners and business insurance products to their existing customers. In addition, for the three months ended March 31, 2008, commercial and homeowners insurance business was 24.2% and 18.9% of our total business, respectively, as compared to 25.7% and 16.9% of our total business, respectively, in the same period in the prior year. We have experienced continued success in packaging the mono-line auto business with the related homeowners policy, thereby further increasing our package policy percentage.
     The Company records share-based compensation liabilities at fair value or a portion thereof (depending upon the percentage of requisite service that has been rendered at the reporting date) based on the Black-Scholes valuation model and will remeasure the liability at each reporting date through the date of settlement; consequently, compensation cost recognized through each period of the vesting period (as well as each period throughout the date of settlement) will vary based on the award’s fair value and the vesting schedule.
     The Company has reported, as a component of other liabilities on the balance sheet, share-based compensation liability at March 31, 2008 and December 31, 2007, of approximately $327,000 and $128,000, respectively. For the three months ended March 31, 2008 and 2007, the Company has reported, as a component of other operating and general expenses on the consolidated statement of operations, share-based compensation expense of approximately $199,000 and $374,000, respectively.
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
     For the three months ended March 31, 2008, we strengthened reserves for prior years by $3.6 million. This includes strengthening of $1.0 million for auto bodily injury reserves and $1.9 million for auto no-fault reserves. In addition, reserves in other liability, auto physical damage and the homeowners lines of business strengthened in the amount of $0.7 million, $0.3 million and $0.8 million, respectively. This was slightly offset by a release in reserves for commercial auto in the amount of $1.1 million.

     For the three months ended March 31, 2007, reserves decreased by $6.3 million due to an acceleration in bodily injury claim settlements, which began in 2006; the change in business mix to property lines of business, which are more profitable and whose claims are settled more quickly; and favorable development of personal auto no-fault medical claims. In addition, the loss development patterns we had observed for PIP medical losses were more consistent with industry loss development for this coverage.
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
     The table below sets forth the types of reserves we maintain for our lines of business and indicates the amount of reserves as of March 31, 2008 for each line of business.
National Atlantic Holdings Corporation
Breakout of Reserves by Line of Business
As of March 31, 2008

	Direct	Assumed			Total Balance
	Case	Case	Direct	Assumed	Sheet
	Reserves	Reserves	IBNR	IBNR	Reserves
	(in thousands)
Line of Business:
Fire	$—	$36	$—	$—	$36
Allied	—	2	—	—	2
Homeowners	8,717	—	8,877	—	17,594
Personal Auto	92,671	5	45,254	—	137,930
Commercial Auto	10,742	760	12,399	516	24,417
Other Liability	5,542	—	9,414	—	14,956

Total Reserves	$117,672	$803	$75,944	$516	$194,935

Reinsurance Recoverables on Unpaid Losses					(17,236)

Total Net Reserves					$177,699

     In establishing our net reserves as of March 31, 2008, our actuaries determined that the range of reserve estimates at that date was between $165.8 million and $192.6 million. The amount of net reserves at March 31, 2008, which represents the best estimate of management and our actuaries within that range, was $177.7 million. There are two major factors that could result in ultimate losses below management’s best estimate:
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
Results of Operations
     For the three months ended March 31, 2008, our direct written premium decreased by $1.3 million, or 3.1% to $40.0 million from $41.3 million in the comparable period in 2007.
     For the three months ended March 31, 2008, the decrease is primarily due to the following: new business generated by our partner agents was $2.3 million during the period, including new business from our Blue Star auto insurance product in the amount of $0.3 million. This was offset by attrition of existing business of $2.2 million, as well as a $1.4 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.

     The table below shows certain of our selected financial results for the three months ended March 31, 2008 and 2007 (Unaudited):

	For the three months ended March 31,
	2008	2007
Revenue:
Direct written premiums	$39,998	$41,284
Net written premiums	37,173	38,051

Net premiums earned	41,879	39,593
Net investment income	4,131	4,268
Net realized investment gains	3	269
Other income	468	319

Total revenue	$46,481	$44,449

Costs and Expenses:
Losses and loss adjustment expenses incurred	$38,942	$25,522
Underwriting, acquisition and insurance related expenses	12,459	12,570
Other operating and general expenses	1,792	560

Total costs and expenses	53,193	38,652

(Loss) income before income taxes	(6,712)	5,797
(Benefit) provision for income taxes	(2,723)	1,841

Net (loss) income	$(3,989)	$3,956

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007
Direct Written Premiums. For the three months ended March 31, 2008, our direct written premium decreased by $1.3 million, or 3.1% to $40.0 million from $41.3 million in the comparable period in 2007.
     For the three months ended March 31, 2008, the decrease is primarily due to the following: new business generated by our partner agents was $2.3 million during the period, including new business from our Blue Star auto insurance product in the amount of $0.3 million. This was offset by attrition of existing business of $2.2 million, as well as a $1.4 million decrease in premium as a result of decreases in renewal premiums during the period and a reduction in closed agents business as a result of the continued increase in the competitive nature of the New Jersey auto insurance marketplace.
Net Written Premiums. Net written premiums for the three months ended March 31, 2008 decreased by $0.9 million, or 2.4%, to $37.2 million from $38.1 million in the comparable 2007 period. Ceded premiums as a percentage of direct written premiums for the three months ended March 31, 2008 and 2007 was 7.4% and 7.6%, respectively.
Net Premiums Earned. Net premiums earned for the three months ended March 31, 2008 increased by $2.3 million, or 5.8%, to $41.9 million from $39.6 million in the comparable 2007 period.
Net Investment Income. Net investment income for the three months ended March 31, 2008 decreased by $0.2 million, or 4.7%, to $4.1 million from $4.3 million in the comparable 2007 period. The decrease was primarily due to a decrease in invested assets which were $302.4 million and $312.1 million as of March 31, 2008 and 2007, respectively. Our average book yield to maturity as of March 31, 2008 and 2007 was 5.19% and 5.49%, respectively.
Net Realized Investment Gain. Net realized investment gain for the three months ended March 31, 2008 decreased by $0.3 million to $0.0 million from $0.3 million in the comparable 2007 period.

Other Income. Other income for the three months ended March 31, 2008 and 2007 was $0.5 million and $0.3 million, respectively. For the three months ended March 31, 2008, the increase is primarily related to an increase in finance and service fees charged to those paying on an installment basis. Finance and service fees for the three months ended March 31, 2008 and 2007 were $0.5 million and $0.3 million, respectively.
Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses incurred for the three months ended March 31, 2008 increased by $13.4 million, or 52.5%, to $38.9 million from $25.5 million in the comparable 2007 period.
     For the three months ended March 31, 2008, we strengthened reserves for prior years by $3.6 million. This includes strengthening of $1.0 million for auto bodily injury reserves and $1.9 million for auto no-fault reserves. In addition, reserves in other liability, auto physical damage and the homeowners lines of business strengthened in the amount of $0.7 million, $0.3 million and $0.8 million, respectively. This was slightly offset by a release in reserves for commercial auto in the amount of $1.1 million.
     As a percentage of net premiums earned, losses and loss adjustment expenses incurred for the three months ended March 31, 2008 was 92.8% compared to 64.5% for the three months ended March 31, 2008. The ratio of net incurred losses, excluding loss adjustment expenses, to net premiums earned for the three months ended March 31, 2008 and 2007 was 85.2% and 57.3%, respectively.
Underwriting, Acquisition and Insurance Related Expenses. Underwriting, acquisition and insurance related expenses for the three months ended March 31, 2008 decreased by $0.1 million, or 0.8%, to $12.5 million from $12.6 million in the comparable 2007 period. As a percentage of net written premiums, our underwriting, acquisition and insurance related expense ratio for the three months ended March 31, 2008 was 33.7% as compared to 33.0% for the comparable 2007 period. Underwriting, acquisition and insurance related expenses, excluding changes in deferred acquisition costs for the three months ended March 31, 2008 and 2007 were $11.4 million and $12.6 million, respectively. The effect of a change in the deferred acquisition cost asset is recorded as a reduction of underwriting, acquisition and insurance related expenses. Salary expense for the three months ended March 31, 2008 decreased by $0.3 million to $4.2 million from $4.5 million in the comparable 2007 period.
Other Operating and General Expenses. Other operating and general expenses for the three months ended March 31, 2008 increased by $1.2 million to $1.8 million from $0.6 million in the comparable 2007 period. The increase in other operating and general expenses for the three months ended March 31, 2008 is primarily related to an increase in professional fees in connection with the merger agreement with Palisades, offset by a decrease in share-based compensation expense. For the three months ended March 31, 2008, professional fees increased by $1.3 million to $1.5 million, as compared to $0.2 million for the comparable 2007 period. For the three months ended March 31, 2008, share based compensation expense decreased by $0.2 million to $0.2 million, as compared to $0.4 million for the comparable 2007 period.
Income Tax (Benefit) Expense. Income tax (benefit) expense for the three months ended March 31, 2008 and 2007 was ($2.7) million and $1.8 million, respectively. The decrease in tax expense for the three months ended March 31, 2008, as compared to the same periods in the prior year was due to decreases in income before tax.
Net (Loss) Income. Net (loss) income after tax for the three months ended March 31, 2008 and 2007 was ($4.0) million and $4.0 million, respectively.
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

     Our consolidated cash flow (used in) provided by operations was ($3.6) million and $0.8 million for each of the three months ended March 31, 2008 and 2007, respectively. The cash flow provided by operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 decreased primarily due to a decrease in unearned premiums and an increase in unpaid losses and loss adjustment expenses, partially offset by an increase in income taxes recoverable.
     For the three months ended March 31, 2008 and 2007, our consolidated cash flow provided by investing activities was $11.7 million and $6.9 million, respectively. The increase in cash provided by investing activities for the three months ended March 31, 2008 as compared to the same period in the prior year is primarily related to an increase in fixed maturity investments which were called by the issuers during the period. This was partially offset by the re-investment of funds in fixed maturity investments with lower yields.
     For the three months ended March 31, 2008 and 2007, our consolidated cash flow (used in) financing activities was $0 million and ($0.6) million, respectively. For the three months ended March 31, 2008, the decrease in our cash flow used in financing activities is related to a decrease in the repurchase of capital stock during the period.
     The effective duration of our investment portfolio was 2.4 years as of March 31, 2008. By contrast, our liability duration was approximately 3.5 years as of March 31, 2008. We do not believe this difference in duration adversely affects our ability to meet our current obligations because we believe our cash flows from operations and investing activities are sufficient to meet those obligations. Pursuant to our tax planning strategy, we invested the $40.6 million received from the Ohio Casualty replacement carrier transaction in long-term bonds in accordance with Treasury Ruling Regulation 1.362-2, which allows us to defer the payment of income taxes on the associated replacement carrier revenue until the underlying securities are either sold or mature. The effective duration of our investment portfolio when excluding these securities is reduced from 2.4 years to 1.9 years.
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

     The Company has entered into a seven-year lease agreement for the use of office space and equipment. The most significant obligations under the lease terms other than the base rent are the reimbursement of the Company’s share of the operating expenses of the premises, which include real estate taxes, repairs and maintenance, utilities, and insurance. Rent expense for the three months ended March 31, 2008 and 2007 was $241,686 and $237,573, respectively.
     The Company entered into a four-year lease agreement for the use of additional office space and equipment commencing on September 11, 2004. Rent expense for the three months ended March 31, 2008 and 2007 was $53,100 and $53,100, respectively.
     Aggregate minimum rental commitments of the Company as of March 31, 2008 are as follows:

Year	Amount
2008	$579,899
2009	545,999

Total	$1,125,898

     In connection with the lease agreement, the Company obtained a letter of credit in the amount of $300,000 as security for payment of the base rent.
Investments
     As of March 31, 2008 and December 31, 2007, Proformance maintained a high quality investment portfolio. The Moody’s credit quality of the fixed income portfolio ranges from “AAA” to “BAA3” and the average credit quality is “AA1”.
     As of March 31, 2008 and December 31, 2007, we did not hold any securities that were not publicly traded, because our investment policy prohibits us from purchasing those securities. In addition, at those dates, we did not have any non-investment grade fixed income securities.
     Unrealized losses on held-to-maturity securities, aged less than and greater than twelve months, as of March 31, 2008 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Unaudited)
Fixed maturities:
State, local government and agencies	$—	$—	$219,622	$(7,164)	$219,622	$(7,164)
Industrial and miscellaneous	1,193,112	(6,583)	11,906,967	(664,457)	13,100,079	(671,040)

Total Investments — Held-to-Maturity	$1,193,112	$(6,583)	$12,126,589	$(671,621)	$13,319,701	$(678,204)

     As of March 31, 2008, the Company has 1 held-to-maturity security in the less than twelve month category and 12 securities in the twelve months or more categories. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.
     Unrealized losses on available-for-sale securities, aged less than and greater than twelve months, as of March 31, 2008 are as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Unaudited)
Fixed maturities:
U.S. Government, government agencies and authorities	$996,250	$(3,750)	$1,651,334	$(44,833)	$2,647,584	$(48,583)
State, local government and agencies	10,005,423	(44,093)	2,580,971	(31,002)	12,586,394	(75,095)
Industrial and miscellaneous	10,846,849	(342,549)	3,939,280	(204,379)	14,786,129	(546,928)
Mortgage-backed securities	865,086	(3,306)	—	—	865,086	(3,306)

Total Investments — Available-for-Sale	$22,713,608	$(393,698)	$8,171,585	$(280,214)	$30,885,193	$(673,912)

          As of March 31, 2008, the Company has 48 available-for-sale securities in the less than twelve month category and 21 securities in the twelve months or more categories. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.
     Our gross unrealized losses represented 0.45% of cost or amortized cost of the investment portfolio as of March 31, 2008. Fixed maturities represented 99.7% of the investment portfolio and 100.0% of the unrealized losses as of March 31, 2008.
     Our fixed income securities in an unrealized loss position have an average “AA1” credit rating by Moody’s, with extended maturity dates, which have been adversely impacted by the increase in interest rates after the purchase date. As part of our ongoing security monitoring process by our investment manager and investment committee, it was concluded that no securities in the portfolio were considered to be other than temporarily impaired as of March 31, 2008. We believe, with the investment committee’s confirmation, that securities that are temporarily impaired that continue to pay principal and interest in accordance with their contractual terms, will continue to do so.
     Management considers a number of factors when selling securities. For fixed income securities, management considers realizing a loss if the interest payments are not made on schedule or the credit quality has deteriorated. Management also considers selling a fixed income security in order to increase liquidity. Management considers selling an equity security at a loss if it believes that the fundamentals, i.e. ., earnings growth, earnings guidance, prospects of dividends, and management quality have deteriorated. Management considers selling equity securities at a gain for liquidity purposes. Our investment manager is restricted with respect to the sales of all securities in an unrealized loss position. These transactions require the review and approval by senior management prior to execution.
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
     As of March 31, 2008 and as of December 31, 2007, our fixed income portfolio was 59.9% and 64.9%, concentrated in U.S. government securities and securities of government agencies and authorities that carry an “Aaa” rating from Moody’s, respectively.

     As of March 31, 2008 and as of December 31, 2007, we did not have any securities which had a material difference between fair market and cost basis. The following summarizes our unrealized losses by designated category as of March 31, 2008.
Securities in an Unrealized Loss Position for Less than 12 Months

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$24,307,001	$23,906,720	$(400,281)	(1.65)%
Securities in an Unrealized Loss Position for greater than 12 months

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$21,250,009	$20,298,174	$(951,835)	(4.48)%
Securities with a Decline in Fair Value Below Carrying Values Less than 20%

				% of
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Losses	Loss
Investment Grade Fixed Income	$45,557,010	$44,204,894	$(1,352,116)	(2.97)%
     As of March 31, 2008, we had no securities with a decline in fair value of more than 20%.

Contractual Obligations
     The following table summarizes our long-term contractual obligations and credit-related commitments as of March 31, 2008.

	Less than 1			More than 5
	Year	1-3 Years	3-5 Years	Years	Total
Loss and Loss Adjustment	$101,366,186	$65,303,216	$25,341,547	$2,924,025	$194,934,974
Expenses (LAE) (1)
Operating Lease Obligations (2)	$743,699	$382,199	$—	$—	$1,125,898

(1)	As of March 31, 2008 we had gross loss and LAE reserves of $194.9 million. The amounts and timing of these obligations are not set contractually. Nonetheless, based on cumulative property and casualty claims paid over the last ten years, we anticipate that approximately 52.0% will be paid within a year, an additional 33.5% between one and three years, 13.0% between three and five years and 1.5% in more than five years. While we believe that historical performance of loss payment patterns is a reasonable source for projecting future claim payments, there is inherent uncertainty in this payment estimate because of the potential impact from changes in:

•	the legal environment whereby court decisions and changes in backlogs in the court system could influence claim payout patterns.

•	our mix of business because property and first-party claims settle more quickly than bodily injury claims.

•	claims staffing levels — claims may be settled at a different rate based on the future staffing levels of the claim department.

•	reinsurance programs — changes in Proformance’s retention will influence the payout of the liabilities. As Proformance’s net retention increases, the liabilities will take longer to settle than in past years.

•	loss cost trends — increases/decreases in inflationary factors (legal and economic) will influence ultimate claim payouts and their timing.

(2)	Represents our minimum rental commitments as of March 31, 2008 pursuant to our seven-year lease agreement for the use of our office space and equipment at 4 Paragon Way, Freehold, NJ 07728 and our four-year lease agreement for the use of our office space and equipment at 3 Paragon Way, Freehold, NJ 07728.
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
Adoption of New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157,” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS 157 was effective for financial statements issued for fiscal years beginning November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective January 1, 2008. The adoption of SFAS 157 did not have any financial impact on the Company’s consolidated financial statements. The disclosures required by SFAS 157 are discussed in Note 11 — Fair Value Measurements of the unaudited Condensed Consolidated Financial Statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS 115 (SFAS 159). SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value. An entity shall report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option is to be applied on an instrument by instrument basis and is irrevocable unless a new election date occurs and is applied only to an entire instrument. SFAS 159 was effective in the first quarter of 2008. The Company has not elected to apply the fair value option to any of its financial instruments.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition- related costs be recognized separately from the acquisition. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141(R) to have a material effect on its current consolidated financial position and results of operations.
     In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. No other entity has a minority interest in any of the Company’s subsidiaries; therefore, the Company does not expect the adoption of SFAS 160 to have an impact on its current consolidated financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, am amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is assessing the potential impact that the adoption of SFAS 161 may have on its financial statements.
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
     All of our investing is done by our insurance subsidiary, Proformance. We invest according to guidelines devised by an internal investment committee, comprised of management of Proformance and an outside director of NAHC, focusing on investments that we believe will produce an acceptable rate of return given the risks assumed. Our investment portfolio is managed by the investment officer at Proformance with oversight from our Chief Accounting Officer and the assistance of outside investment advisors. Our objectives are to seek the highest total investment return consistent with prudent risk level by investing in a portfolio comprised of high quality investments including common stock, preferred stock, bonds and money market funds in accordance with the asset classifications set forth in Performance’s Investment Policy Statement Guidelines and Objectives.
     The tables below show the interest rate sensitivity of our fixed income and preferred stock financial instruments measured in terms of fair value for the periods indicated.

	Fair Value
	-100 Basis		+100 Basis
	Point	As of	Point
	Change	03/31/2008	Change
	($ in thousands)
Fixed maturities and preferred stocks	$310,148	$302,791	$295,433
Cash and cash equivalents	$36,170	$36,170	$36,170

Total	$346,318	$338,961	$331,603

	Fair Value
	-100 Basis		+100 Basis
	Point	As of	Point
	Change	12/31/2007	Change
	($ in thousands)
Fixed maturities and preferred stocks	$323,026	$313,888	$304,750
Cash and cash equivalents	28,098	28,098	28,098

Total	$351,124	$341,987	$332,848
Equity Risk
     Equity risk is the risk that we will incur economic losses due to adverse changes in the prices of equity securities in our investment portfolio. Our exposure to changes in equity prices primarily result from our holdings of common stocks and other equities. One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values of our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimate that such a decline in equity market prices would decrease the market value of our equity investments by approximately $100,000 and $101,246 respectively, based on our equity positions as of March 31, 2008 and December 31, 2007.
     As of March 31, 2008, approximately 0.3% of our investment portfolio was invested in equity securities. We continuously evaluate market conditions regarding equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.
Credit Risk
     We have exposure to credit risk as a holder of fixed income securities. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines to reduce our credit risk. As of March 31, 2008, approximately 59.9 % of our fixed income security portfolio was invested in U.S. government and government agency fixed income securities, 34.7% was invested in other fixed income securities rated “Aaa”/“Aa” by Moody’s, and 4.0 % was invested in fixed income securities rated “A” by Moody’s and 1.4 % was invested in other fixed income securities rated “Baa1/Baa3” As of March 31, 2008, we do not own any securities with a rating of less than “Baa3.”
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
     As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our CEO and CFO concluded, as of the end of the period covered by this report, that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives
Changes in Internal Control over Financial Reporting
     Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2008. In connection with such evaluation, we have determined that there was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2008 that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors
     There have been no significant changes in the risk factors since those disclosed in the Company’s Form 10-K/A (File No. 000-51127) filed by the Company with the Securities and Exchange Commission on March 17, 2008.
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

Frank J. Prudente
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 12, 2008